Form 10-K
period 1996-02-29
INTERNATIONAL JENSEN INC
filed 1996-05-29
CIK 853261

                  SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996


[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934




                    COMMISSION FILE NUMBER 0-19779


                  INTERNATIONAL JENSEN INCORPORATED
- - -----------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

             Delaware                                13-3346656
- - ---------------------------------        ---------------------------------
    (State of Incorporation)             (I.R.S. Employer Identification No.)


25 Tri-State International Office Center
Suite 400
Lincolnshire, Illinois                                  60069
- - ----------------------------------------             ------------
(Address of Principal Executive Offices)              (Zip Code)


Registrant's telephone number, including area code:      (847) 317-3700
                                                    -------------------------

Securities registered pursuant to Section 12(b) of the Act:


             None                                  N/A
    ---------------------                  -------------------
    Title of each class          Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

                  Common shares, par value $.01 per share
                  ----------------------------------------
                           (Title of class)



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X      No
                                      -----      -----

On May 6, 1996, 5,735,140 common shares of International Jensen Incorporated were outstanding, and the aggregate market value (based on the closing sales price as reported by NASDAQ on May 6, 1996) of such shares held by nonaffiliates were approximately $19,105,074.


Documents incorporated by reference:
- - -----------------------------------

NONE

                                   PART I

ITEM 1. BUSINESS

     International Jensen Incorporated, a Delaware corporation (with its subsidiaries, unless the context indicates otherwise, the "Company"), began operations in 1927 as the Jensen Radio Manufacturing Company and became publicly owned in February 1992. The Company designs, manufactures and markets quality loudspeakers and loudspeaker components for the domestic and international automotive OEM (original equipment manufacturers) market, automotive aftermarket and home audio market. The Company also designs and markets related audio electronics products. Its principle products are sold under brand names JENSEN, ADVENT, NHT, MAGNAT and MAC AUDIO.

     The Company's strategy is to capitalize on the strengths of its branded products and OEM relationships by continuing to develop innovative new products that expand or complement existing product lines and to develop an international network of sales, marketing, manufacturing and technical personnel and facilities which will enable it to pursue opportunities for growth in each of its three primary markets. The Company has a high level of vertical integration enabling it to focus upon quality manufacture, cost and materials management and providing responsive customer service. The Company's in-house technology, design and development teams are able to take into account all aspects of the Company's manufacturing and production processes at the outset of new product development, creating more cost-effective and quality-consistent designs.

RECENT DEVELOPMENTS

     On January 3, 1996, the Company and Recoton Corporation ("Recoton") jointly announced that Recoton had agreed to acquire the Company pursuant to an Agreement and Plan of Merger (the "Merger") which was subsequently amended and restated on January 30, 1996, May 1, 1996, and most recently on May 10, 1996 (as so amended, the "Merger Agreement"). The Merger Agreement provides holders of shares of the Company's common stock with the right to elect to receive cash for some or all of such shares of the Company and/or to elect to receive Recoton common shares for some or all of such shares of the Company, subject in each case to pro rata adjustments if either the cash or stock elections are oversubscribed. In the event that the Average Recoton Share Price (as defined in the Merger Agreement) is less than $16.00, or is at least $16.00 and the Merger is not a Qualifying Merger (as defined below), the Merger would be an all cash transaction rather than a cash and stock transaction.

     The price per share to be offered by Recoton to the Company's stockholders pursuant to the Merger Agreement is $10.00 per share, except that the price per share to be offered by Recoton to each of Robert G. Shaw and William Blair Leveraged Capital Fund, L.P. ("WBLCF") is $8.90 per share. Subject to certain adjustments, the percentage of the Company's common stock to be converted to Recoton common shares is approximately 45% and the corresponding percentage to be converted into cash is approximately 55%, with the Merger intended to qualify as a reorganization under the Internal Revenue Code (a "Qualifying Merger") and to be treated as a tax-free transaction for federal income tax purposes to the extent Recoton common shares are received in exchange for shares of the Company's common stock.
The number of shares of the Company's common stock to be converted into Recoton common shares may be adjusted upward, but in no event to more than 50% of the outstanding shares of the Company's common stock, to the extent necessary in order to receive the tax opinion that the Merger will be a Qualifying Merger at the closing of the Merger. The Merger Agreement contains certain termination fee provisions which provide that (i) the Company is required to pay Recoton a termination fee of $1.5 million and/or documented expenses and costs of up to $2.5 million under certain circumstances and (ii) Recoton is required to pay the Company a termination fee of $1.5 million and/or documented expenses and costs of up to $2.5 million under certain circumstances.

     On January 3, 1996, in connection with and as required by the Merger Agreement, the Company and IJI Acquisition Corp. ("IJI Acquisition") entered into an agreement, subsequently amended and restated on May 1, 1996, and most recently on May 10, 1996 (as so amended, the "OEM Agreement"), pursuant to which the Company is required to sell and IJI Acquisition is required to purchase the assets associated with the Company's original equipment manufacturing business (the "OEM Business") for approximately $16.5 million (subject to certain closing date adjustments which reflect the changing levels of assets and liabilities in the ordinary course of business) plus assumption of all related liabilities; alternatively the parties may designate a purchaser for all or a portion of the Company's receivables related to the OEM Business, which purchase would take place prior to the sale of the other assets of the OEM Business, in which case corresponding reductions shall be made to the purchase price and other terms.
At April 30, 1996, the book value of the assets of the OEM Business was approximately $34.6 million and the amount of the related liabilities of the OEM Business was approximately $10.3 million. IJI Acquisition is an Illinois corporation which is wholly-owned by Robert G. Shaw, Chairman of the Board, President and Chief Executive Officer of the Company.

     On May 1, 1996, the Company and Recoton entered into an agreement, subsequently amended as of May 9, 1996, pursuant to which the Company has agreed not to agree to certain amendments to the OEM Agreement. The agreement also provides that the Company would, at Recoton's request and expense, assert whatever rights the Company may have under the OEM Agreement to seek to compel specific performance by IJI Acquisition.

     The Merger Agreement and the transactions contemplated thereby, including the Merger and the sale of the OEM Business, are subject to stockholder approval. The Company intends to mail a definitive proxy statement during the Company's second quarter of fiscal 1997 in connection with a special meeting to be held for the purpose of obtaining stockholder approval of the Merger Agreement and the related transactions (or with respect to a transaction with Emerson Radio Corp. if the Company accepts a proposal from Emerson as described below). The Merger Agreement and the related transactions must be approved by a majority of the outstanding shares of the Company's common stock, as well as a majority of the shares of the Company's common stock which are voted at the special meeting of stockholders excluding those shares held by Robert G. Shaw.

     Simultaneous with the execution of the Merger Agreement, the Company and Recoton entered into an Exclusive World-Wide License and Option to Sell and Option to Purchase Proprietary Rights agreement, which was subsequently amended effective as of May 9, 1996 (as so amended, the "AR Agreement"). Pursuant to the AR Agreement, the Company granted to Recoton, in connection with the proposed acquisition by Recoton pursuant to the Merger Agreement, a one-year exclusive world-wide license (extendible under certain limited circumstances) to the Company's "Acoustic Research" and "AR" trademarks (collectively, the "AR Marks"). Pursuant to the AR Agreement, the Company also granted Recoton an option to purchase the AR Marks, exercisable at any time until the first anniversary of the AR Agreement (or later under certain limited circumstances), for a purchase price of $3.5 million; in addition, the Company acquired an option to sell the AR Marks to Recoton for $3.5 million, exercisable at any time after the termination of the Merger Agreement and before the first anniversary of the AR Agreement (or later under certain limited circumstances).

     Shortly after the Merger Agreement was signed by the Company and Recoton in January 1996, the Company received unsolicited acquisition proposals from Emerson Radio Corp. ("Emerson") to acquire the Company (initially excluding the OEM Business and subsequently including the OEM Business) in an all cash merger transaction. On May 13, 1996, Emerson, through its attorneys, made its most recent offer to the Company. The offer consisted of two alternatives from which Emerson indicated the Company could choose. The first alternative provides that Emerson would acquire the Company for $10.25 per share in cash for each outstanding share of the Company's common stock. The second alternative provides that Emerson would acquire the Company for $10.75 per share in cash for all shares of the Company's common stock held by persons other than Robert G. Shaw and either (i) $8.90 per share in cash for Mr. Shaw's shares; or (ii) $10.75 per share in cash for Mr. Shaw's shares in the event that Mr. Shaw purchases the OEM Business for $27.6 million. A Special Committee of the Company's Board of Directors was formed to negotiate with Emerson and is currently considering the Emerson acquisition proposals described above. However, with respect to the proposals in Emerson's second alternative in the May 13, 1996 offer, it is the opinion of legal counsel to the Special Committee that such proposals are not legally available to the Special Committee under Delaware law without Mr. Shaw's consent, which has not been obtained.

     The Company has recently become involved in litigation, as discussed below at ITEM 3 - LEGAL PROCEEDINGS, (i) concerning stockholder actions attempting to enjoin the acquisition of the Company by Recoton and certain other transactions relating to the Merger, and (ii) with Emerson concerning a confidentiality agreement and certain other matters in connection with Emerson's proposals to acquire the Company.

PRODUCTS AND MARKETS

     The Company designs, manufactures and markets loudspeakers in three distinct markets in the audio electronics industry: (i) automotive OEM; (ii) automotive aftermarket; and (iii) home audio. Loudspeakers for each market share similar technology and production methods. Additionally, the Company manufactures various component parts used in loudspeakers to support its internal production needs and sells some component parts to other loudspeaker manufacturers. The Company also designs and markets consumer audio electronics products to complement its automotive aftermarket and home loudspeaker brands.

     The table below presents the Company's net sales by market for each of the fiscal years shown.

                                                 Fiscal Years Ended
                                        Feb. 28      Feb. 28        Feb. 29
                                         1994          1995          1996
                                         ----          ----          ----
                                                  (millions)


Automotive OEM                           $ 76.0        $ 82.7      $  70.9

Automotive Aftermarket                     59.8          64.1         63.7

Home Audio                                 37.5          36.8         38.1

Components to Loudspeaker Manufacturers    14.9          17.7         17.2

Consolidated European Operations           32.4*         51.5         59.8
                                         -------       -------      -------

Net Sales                                $220.6        $252.8       $249.7
                                         -------       -------      -------
                                         -------       -------      -------
_______________________________
*Includes $3.5 million attributable to Mac Audio Electronic GmbH, a wholly owned German subsidiary acquired in September 1993.


AUTOMOTIVE OEM

     The Company manufactures and sells loudspeakers to the automotive OEM market for installation in new vehicles manufactured in North America and in Japan. The Company's OEM customers include Ford Motor Company, Chrysler Corporation, Mazda and Honda.

     The Company works closely with automobile manufacturers' engineers, generally over a two- or three-year period, to develop new loudspeaker products for a particular vehicle. It then supplies product and support for each model year of the vehicle until substantial modification of such vehicle. The Company exports loudspeakers to Honda and Mazda for OEM installation in vehicles manufactured in Japan to be sold in North America, Japan and Europe.

AUTOMOTIVE AFTERMARKET

     The Company markets branded automotive loudspeakers and audio electronics products to mass merchandisers and specialty retailers in the aftermarket for ultimate sale to consumers seeking to upgrade originally installed automotive audio systems. Based on industry estimates, the Company believes that the automotive aftermarket (which consists of cars and light-duty trucks) for loudspeakers and audio electronics products comparable to those of the Company represented approximately $1.9 billion in annual sales in calendar year 1995.

     The Company manufactures and markets a wide range of loudspeakers under the JENSEN brand name to meet the needs of a variety of distribution channels, from mass merchandisers to catalog outlets to traditional autosound and superstore outlets. The JENSEN line of car audio speakers ranges in price from $40 to $160 per pair.

     In addition to the traditional assortment of aftermarket car audio speakers and special marine-rated models, JENSEN offers a full line of subwoofers for deep bass response. The subwoofer market represents a strong growth category in car audio speaker sales. JENSEN'S line consists of 11 subwoofers ranging in price from $55 to $300 each.

     Building on the success of its ADVENT line of home loudspeakers, the Company markets six ADVENT MOBILE speakers which feature the unique INDUCTIVE COUPLING TECHNOLOGY ("ICT"). ICT facilitates the design of lower profile (height) speakers which allows the speaker to fit behind numerous factory-installed grilles, reducing installation time and cost to both the consumer and dealer. The ADVENT MOBILE loudspeakers are sold through electronics superstores and traditional installers. The ICT models range in price from $90 to $150 per pair. The ADVENT MOBILE line also includes 11 subwoofers ranging in price from $45 up to $250 each, and a component system package which retails for $279 per kit.

     The Company markets a growing line of automotive audio electronics that includes amplifiers, cassette receivers, equalizers, electronic crossovers, a signal processor, CD players and a CD changer, marketed under the JENSEN or ADVENT MOBILE names. These products are manufactured offshore to the Company's specifications by third parties. The JENSEN line includes 14 amplifiers and three equalizers in the $75 to $450 price range. Recently the Company introduced new lines of JENSEN amplifiers featuring youthful cosmetics and built-in selectable electronic crossovers which simplify the installation process by eliminating the need for external crossovers. The Company also has a line of 12 cassette receivers, four CD players and one CD changer that range from $140 to $430 each which it markets under the JENSEN name, with some models positioned for sale through mass merchandise channels and others through traditional autosound outlets. Ten of the JENSEN receivers feature detachable security panels which render the unit inoperable when removed to deter theft. JENSEN has also recently introduced a new cassette receiver and CD receiver designed specifically for the marine environment.
The ADVENT MOBILE line includes three amplifiers and one signal processor in the $130 to $380 price range.

     In September 1992, the Company acquired substantially all of the assets and the business of Magnat Electronik GmbH & Co. KG and Magnat Auto Hifi and Communication GmbH, both located in Cologne, Germany, in order to increase its presence in the European market. The business is now operated under the name Magnat Audio Products ("Magnat") as a wholly-owned subsidiary of the Company and is one of the leading automotive and home speaker companies in Germany. Magnat, which designs and distributes its products in Germany and other European countries, maintains a line of 11 models of automotive aftermarket car speakers ranging in price from approximately $40 to $700 per pair and a line of 19 models of amplifiers ranging in price from $100 to $1,250 each.

     In September 1993, the Company acquired all of the outstanding share interests of Mac Audio Electronic GmbH ("Mac Audio"), headquartered in Delmenhorst, Germany. Mac Audio designs and markets automotive aftermarket speakers, amplifiers and receivers. Mac Audio has a line of 69 models of automotive aftermarket car speakers ranging in price from approximately $60 to $900 per pair and a line of 16 models of amplifiers and receivers ranging in price from $100 to $1,400 each.

     In October 1993, the Company acquired the remaining equity interest in Entel s.r.l. from its Italian joint venture partner. Entel distributes the Company's U.S. branded products and other companies' products throughout Italy and also designs products under the Company's brand names for distribution in Italy and elsewhere in Europe.

     The Company is introducing a line, for Spring 1996 introduction, of up-scale car audio products under the JENSEN NITRO SERIES name.

HOME AUDIO

     The Company designs, manufactures and markets several lines of branded home loudspeakers which accounted for approximately $38.1 million of the Company's net sales in fiscal 1996. The market for home loudspeakers in the United States is estimated to be more than $600 million annually. Home loudspeaker purchases have increased in the past several years as consumers have upgraded the quality and number of their loudspeaker systems for use with compact disc players and other higher quality reproduction equipment that is now being offered for sale in the marketplace. The strong growth in "home theater" listening and viewing environments is also stimulating the market for more loudspeakers. The market for home loudspeakers is categorized in several ways: type of retail outlet, application or use within the home, acoustical performance specifications, price and aesthetics. The Company sells five brands of loudspeakers, each positioned to reach different target markets.

     The ADVENT line includes models such as the MINI-ADVENT, BABY III, PRODIGY TOWER II, LEGACY III, HERITAGE and LAUREATE. During fiscal year 1997, these models will be replaced by a new, improved line of product called ADVENT B2R
SERIES ("Bach to Rock") speakers.   The ADVENT line appeals to the
discriminating upper-middle market consumer with loudspeakers ranging from $140 to $750 per pair. ADVENT is recognized by retailers and consumers for its high quality and value.

     In order to take advantage of the fast-growing home theater portion of the home audio market, ADVENT markets a complete line of dedicated home theater speakers. ADVENT'S home theater products are designed so they can be purchased individually as a consumer's budget permits or as a complete system. The latest ADVENT home theater line includes nine models such as the HT103 acoustically matched center, left and right channel speakers, HT204 dual-pivoting rear channel speakers and two powered subwoofer models for deep bass. Prices range from $100 per pair to $550 per system.

     Another key growth category in home audio is the multimedia market. As more and more consumers purchase personal computers and CD-ROMs for home and office use, the desire for pure, dynamic sound quality increases. The POWERED PARTNERS series products include an amplifier built into the loudspeaker enclosure and are designed to be used with cassette and compact disc players to expand personal audio into a room-filling stereo system, as well as meet the needs of emerging multimedia applications. This line consists of eight models ranging from $40 to $400 per pair.

     Now Hear This, Inc., a California-based loudspeaker manufacturer known for superior performance and innovative designs under the NHT brand ("NHT"), was acquired by the Company in May 1990. The name of this subsidiary has been changed to IJI Specialty Audio, Inc. The NHT brand utilizes a proprietary technology, FOCUSED IMAGE GEOMETRY and continues the Company's expansion into the upper and upper-middle consumer markets. The NHT line of loudspeakers blends high performance sound with affordable prices, functionality and contemporary design. NHT currently consists of eight models ranging from $240 to $4,300 per pair. In addition, the NHT brand offers a line of home theater loudspeakers and 2 complete home theater loudspeaker systems. A line of critically acclaimed home theater products is also marketed under the NHT brand. The home theater loudspeakers range in price from $275 to $1,750 per pair while the systems are priced at approximately $2,100 to $3,100.

     The Company acquired Acoustic Research in December 1989 to increase its presence in the upper-middle domestic and international consumer markets and to take advantage of Acoustic Research's name, expertise and technical creativity. During the third quarter of fiscal 1994, the Company elected to discontinue a number of products in the Acoustic Research line and to close Acoustic Research's Canton, Massachusetts facility and consolidate operations with the other operations of the Company. In January 1996, the trademarks ACOUSTIC RESEARCH and AR were licensed exclusively to Recoton, and Recoton was granted an option to purchase such trademarks and the Company was granted an option to sell such trademarks to Recoton under certain circumstances, all as discussed above at RECENT DEVELOPMENTS.

     The JENSEN line of loudspeakers is positioned to compete in the price sensitive, self-service outlets. This line, called CONCERT SERIES LOUDSPEAKERS, includes seven models ranging from $50 to $400 per pair for the cost-conscious consumer. The models utilize bass reflex designs which allow the loudspeakers to emphasize the acoustical range demanded by the home audio consumer. Economical design allows the loudspeakers to offer satisfactory performance, while maintaining volume-oriented price points. The line also includes a center channel speaker for use in "home theater" applications. A line of self-powered multimedia speakers is also distributed under the JENSEN brand name. These amplified, magnetically shielded speakers are designed for use with personal computers and stereos. This line consists of seven models ranging in price from $40 to $150 per pair.

     Magnat currently offers a line of home speakers which are distributed throughout Europe, consisting of 30 models ranging in price from approximately $80 to $2,760 per pair. Additionally, Magnat offers a line of nine home theater systems ranging in price from $125 to $740.

LOUDSPEAKER COMPONENTS

     The Company manufactures a major portion of the components used in its automotive and home loudspeakers, including ceramic magnets, voice coils, loudspeaker cones, stamped and plated metal parts and plastic injection molded parts. The Company also sells magnets and loudspeaker cones to other loudspeaker manufacturers. Such component sales to other manufacturers accounted for approximately $17.2 million of the Company's net sales in fiscal 1996.

     General Magnetic Company ("General Magnetic"), a division of the Company located in Dallas, Texas, produces ceramic magnets used in loudspeakers. Most of the Company's magnet needs are supplied by General Magnetic. During the fourth quarter of fiscal 1995 the Company completed an internal expansion which increased capacity by approximately 20%. Magnet production is a capital intensive operation which requires specialized technical and manufacturing expertise.

     FujiCone, a wholly-owned subsidiary of the Company, manufactures cones used in loudspeakers. FujiCone supplies most of the Company's loudspeaker cone requirements. FujiCone began selling to other loudspeaker manufacturers in 1988 and is seeking to further expand its external sales base. The design and quality of the cone are critical to the loudspeaker's performance. Automated mass production technology is utilized to maintain a high quality of manufacturing, product consistency and lower manufacturing cost on high volume orders.

SALES, MARKETING AND DISTRIBUTION

     The Company's automotive OEM loudspeaker products are marketed directly to automotive manufacturers through its sales office in suburban Detroit, Michigan. Through this office and its Tokyo office, the Company serves its OEM customers by managing its new product development and continuous improvement programs.

     The Company sells its JENSEN automotive aftermarket products through mass merchandisers such as Kmart, Sears and Wal-Mart, to superstores such as Best Buy and Circuit City, and to specialty audio retailers through national account direct sales personnel or independent manufacturers' sales representative firms supervised by in-house sales managers. The premium ADVENT MOBILE line is sold to installing automotive audio specialty dealers through manufacturers' sales representatives supervised by in-house sales managers.

     As with its branded automotive products, the Company's home loudspeakers and audio electronics are marketed through a national network of independent sales representative firms who are directed by Company sales personnel. The JENSEN line is distributed primarily through mass merchandisers, other retailers and a mail order catalog. ADVENT products are also sold through independent sales representatives and are marketed to specialty home audio retailers, regional and national chains, superstores, department stores and through Crutchfield, a premier audio specialty mail order catalog. ADVENT POWERED PARTNERS and JENSEN multimedia speakers are sold primarily through independent sales representatives to computer superstores, consumer electronics retail chains and wholesale distributors. The NHT line is marketed through independent sales representatives to specialty audio retailers and upper tier audiophile stores and through Crutchfield. The MAGNAT and MAC AUDIO lines are distributed through independent sales representatives to audio retailers and superstores.

     Loudspeaker components such as magnets and cones are sold through a combination of Company sales personnel and sales representative firms.

     As of February 29, 1996, the Company had a backlog of orders believed to be firm representing approximately $36 million in sales. This reflects a decrease in backlog orders of approximately 23.4% over the same date in 1995 when the Company had backlog orders representing approximately $47 million in sales.
The principal reason for the decrease is the reduction of quoted lead times to components customers. The Company expects that shipment of the current orders will be made within the first half of the current fiscal year.

     The Company participates in industry consumer electronics and multimedia trade shows each year, including domestic annual Consumer Electronics Shows, at which the Company promotes its lines of automotive and home loudspeaker products to retail merchants. The Company's products are reviewed in national publications including STEREO REVIEW, AUDIO,

STEREOPHILE, CAR CRAFT, CAR AUDIO & ELECTRONICS and CAR STEREO REVIEW. The Company promotes its products through advertisements in specialized trade and consumer magazines and through targeted mailings directed at prospective consumer electronics purchasers to increase consumer awareness of the Company's brands.

RELIANCE ON MAJOR CUSTOMER; ECONOMIC FACTORS

     Five key customers accounted for approximately 44% of the Company's net sales in fiscal 1996. One domestic automobile manufacturer, Ford Motor Company, accounted for approximately 21% of net sales. Management considers the Company's relationship with each of these key customers to be good, except for recent developments concerning Ford's commodity speaker program, which are described below at ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS, which could result in a substantial reduction in the amount of sales to Ford in the future. The loss of any one significant customer or a substantial amount of the Ford business could have a material adverse effect on the Company's business. In addition, economic factors adversely affecting automotive production and consumer spending could impact the Company's results.

COMPETITIVE FACTORS

     The Company's principal competitors in the domestic automotive OEM market are Foster, Onkyo, Oxford, Panasonic and Pioneer. To enhance its ability to compete in the automotive OEM market, the Company strives to improve delivery, decrease defects and improve designs, all of which are critical factors in the highly competitive automotive supplier market.

     The Company currently holds strong market share positions in both automotive aftermarket loudspeakers and home loudspeakers attributable to its collective brand strength. Brand name recognition, pricing, technological advancements and breadth of line are the primary competitive factors in the automotive aftermarket, as well as the home audio market. The Company addresses these elements with its variety of established brand names and models and its ability to control costs and quality through vertical integration. The Company's principal competitors in the automotive aftermarket are Kenwood, Panasonic, Pioneer and Sony. In the home loudspeaker market, Bose, Boston Acoustics, Infinity, JBL and Polk are among the Company's principal competitors.

     There are a number of domestic and Japanese competitors in the Company's cone manufacturing business, no one of which is considered dominant. Major competitors in the ceramic loudspeaker magnet business with North American facilities are Hitachi and TDK.

     The consumer electronics business is highly competitive. One of the primary characteristics of the industry is the short, two- to three-year life cycle of products which requires continuing design and development efforts. Because the Company designs, develops and tests its loudspeakers, manufactures a major portion of its component parts and assembles and distributes its loudspeakers, the Company believes that it has a competitive advantage in terms of cost control, materials management, maintenance of quality standards and degree of market responsiveness. In order to increase market penetration in the automotive aftermarket and home loudspeaker markets, the Company has introduced new products under its current brand names, improved aesthetics to increase the perceived value of its loudspeakers and made acquisitions of home loudspeaker companies to obtain new technology and increase its market presence.

PRODUCTION

     The Company designs and manufactures most of the component parts used in its loudspeakers and assembles finished product at its various facilities. Magnets are manufactured at the General Magnetic plant in Dallas, Texas and loudspeaker cones are manufactured at the FujiCone facility located in Clinton, North Carolina. In the Punxsutawney, Pennsylvania plant, coiled steel is slit, stamped and plated, fabricating the loudspeaker housing and related parts, and plastic injection molded parts are manufactured from molding compounds. The Company believes that the raw materials needed for its products are readily available. Loudspeakers are assembled at the Lumberton, North Carolina plant which also manufactures loudspeaker voice coils. Home loudspeakers are assembled (into cabinets purchased from independent suppliers) and tested in Punxsutawney. NHT products are assembled and tested in Benicia, California.

ENGINEERING RESEARCH AND DEVELOPMENT

     The Company's Engineering Research and Development facility located in Schiller Park, Illinois serves as its research center as well as its primary design location. The engineers at this facility are not only involved in new product design, but also provide support in both acoustics and materials research. The Company has additional product design teams located in California, Germany and Italy.

     The Company believes that technology is one of the keys to maintaining its strong competitive position. Basic materials research in such areas as magnets, cones, adhesives and plastics, coupled with a strong manufacturing engineering capability, enables the Company to manufacture loudspeakers having superior performance at competitive prices. Research and development expenses in fiscal years 1994, 1995 and 1996 were approximately $450,000, $500,000 and $400,000 respectively. This amount does not include product development expenses which are included in selling, marketing and administration expenses.

     In addition to its efforts in product research, the Company employs sophisticated computer equipment and software to create, design and test new products. The extensive use of computer equipment and in-house developed software enables the designers to more accurately predict a system's acoustical performance. A CAD/CAM system provides direct data exchange capabilities with several major OEM customers and suppliers.

TRADEMARKS AND PATENTS

     The Company owns numerous trademarks and trade names, including JENSEN, ADVENT, PHASE LINEAR, AR, ACOUSTIC RESEARCH, NHT, MAGNAT and MAC AUDIO which the Company considers important to its business. The Company also owns several patents which affect the design and manufacture of its products, no one of which is considered vital to its business. The Company believes that its trademarks and patents are valuable. There can be no assurance that any trademarks or patents would ultimately be proven valid if challenged.

     In January 1996, the AR and ACOUSTIC RESEARCH trademarks were licensed exclusively to Recoton, and Recoton was granted an option to purchase such trademarks and the Company was granted an option to sell such trademarks to Recoton under certain circumstances, all as described above at RECENT DEVELOPMENTS.

EMPLOYEES

     At February 29, 1996, the Company had approximately 1,460 employees of which approximately 1,165 were engaged in manufacturing operations and 75 in sales and distribution. Approximately 145 employees of the Punxsutawney, Pennsylvania facility are covered by a collective bargaining agreement which expires on February 28, 1997. The Company considers its employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

     Information with respect to the Company's operations by geographic area for the fiscal year ended February 29, 1996 is included in Note 12 of the Notes to Consolidated Financial Statements.

ITEM 2. FACILITIES

     The Company maintains the following manufacturing, production and office facilities:


Location            Purpose                      No. Sq. Ft.    Owned/Leased   Lease Exp. Date
- - --------            -------                      -----------    ------------   ---------------
Lincolnshire, IL    Corporate Headquarters       26,000         Leased         August, 1999

Schiller Park, IL   Engineering, Research and    112,000        Leased         September, 2000
                    Development Center and
                    Distribution

Lumberton, NC       Loudspeaker assembly         156,000        Owned          ---

Punxsutawney, PA    Metal and plastic parts      134,000        Owned          ---
                    manufacturing/home
                    loudspeaker assembly

Dallas, TX          Magnet manufacturing and     103,000        Owned(1)       ---
                    general offices of
                    General Magnetic

Clinton, NC         Cone manufacturing and       48,000         Owned          ---
                    general offices of
                    FujiCone

Benicia, CA         Home loudspeaker assembly,   48,000         Leased         July, 2001
                    distribution and general
                    offices of IJI Specialty
                    Audio, Inc.

Cologne, Germany    Distribution and general      34,000        Leased         December, 2003
                    offices of Magnat Audio
                    Products

Delmenhorst,        General offices of Mac         6,500        Owned          ---
Germany             Audio

Bologna, Italy      General offices of             8,000        Leased         January, 2000
                    Entel s.r.l.



(1) This facility is subject to a mortgage dated June 8, 1977 securing a note in the original principal amount of $1,247,000 with a maturity date of July 1, 2007. Currently, the principal balance outstanding under the note is approximately $908,000.

     The Company utilizes warehousing and office facilities domestically and abroad, including sales offices in Michigan, Italy and Japan. The Company is operating near capacity at its General Magnetic and FujiCone locations and has commenced internal expansion at FujiCone. Management believes the Company's facilities are otherwise adequate for its foreseeable needs.


ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain legal actions arising in the ordinary course of business. The Company believes, however, that none of these actions, either individually or in the aggregate, will have a material effect on the Company's business or its consolidated financial position or results of operations.

     On May 9, 1996, a stockholder of the Company filed an action in the Court of Chancery of the State of Delaware against the Company, its directors, Recoton, RC Acquisition Sub, Inc., IJI Acquisition, William Blair & Company and WBLCF seeking to enjoin the Merger. The complaint alleges (i) breaches of fiduciary duty by the Company's directors and affiliates of some of the directors by taking various actions, including approving and continuing to pursue the sale of the OEM Business to Robert G. Shaw, refusing to pursue the allegedly higher priced Emerson proposal and imposing allegedly inappropriate asset lockups and termination fees; (ii) that all of the defendants have aided and abetted the alleged breaches of fiduciary duty; and (iii) that various agreements of the Company with Recoton and others are invalid as a matter of Delaware Law. The plaintiff requests temporary and permanent injunctive and declaratory relief, rescission of various transactions, such other equitable or damage relief as the court finds proper and an award of attorney's fees and expenses. The Company believes the complaint is without basis in fact or law and based upon misleading information. The Company and its directors intend to oppose the litigation vigorously.

     On May 10, 1996, the Company filed an action in Federal District Court in Chicago, Illinois against Emerson and its President for violations of proxy solicitation rules and for breach of a confidentiality agreement with the Company. On May 14, 1996, the court entered a temporary restraining order against Emerson and its President, enjoining them from (i) further solicitation of the Company's stockholders or their representatives until Emerson has filed a Proxy Statement with the Securities and Exchange Commission which complies with the provisions of Regulation 14A of the Securities Exchange Act of 1934; (ii) making further solicitation containing false or misleading statements of material fact or material omissions; and (iii) disclosing confidential information in violation of the confidentiality agreement. On May 20, 1996, Emerson filed a counterclaim in this action alleging that the Company and Robert
G. Shaw fraudulently induced Emerson to enter into a confidentiality agreement and failed to negotiate with Emerson in good faith. Emerson requests such other equitable or damage relief as the court finds proper and an award of attorney's fees and expenses. The Company and its directors intend to vigorously pursue this claim against Emerson and to vigorously oppose the counterclaim.

     On May 22, 1996, a stockholder of the Company filed an action in the Court of Chancery of the State of Delaware against the Company, its directors, Recoton and RC Acquisition Sub, Inc., seeking to enjoin the Merger. The complaint alleges (i) breaches of fiduciary duty by the Company's directors, including allegedly failing to act in good faith to negotiate with both Emerson and Recoton, rejecting an allegedly higher priced all cash transaction with Emerson and failing to act reasonably in order to obtain the best price in the sale of the Company; and (ii) that all of the defendants have aided and abetted the alleged breaches of fiduciary duty. The plaintiff requests that the lawsuit be maintained as a class action on behalf of all public stockholders and seeks temporary and permanent injunctive and declaratory relief, rescission of the Merger should it occur, the establishment of a stockholders' committee to participate in the sale of the Company, the awarding of compensatory damages against the defendants, and such other and further relief as the court finds proper and an award of attorneys' fees and expenses. The Company believes the complaint is without basis in fact or law and based upon misleading information. The Company and its directors intend to oppose the litigation vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market System under the symbol IJIN. As of May 6, 1996, the outstanding number of common shares was 5,735,140, about 37 percent of which were owned by the Company's officers and directors. At that date, there were approximately 100 stockholders of record and approximately 1,500 beneficial stockholders. The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated.


                                              Fiscal 1996      Fiscal 1995     Fiscal 1994
                                              -----------      -----------     -----------
Quarter Ended                                  High   Low       High   Low      High  Low
May 31....................................   $10.75  $7.75     $8.50  $6.50    $10.00  $7.25
August 31.................................     9.25   6.75     10.25   7.06      8.50   7.25
November 30...............................     8.25   6.75     10.25   7.75      8.00   6.00
February 29/28/28.........................     9.25   6.75     12.00   7.25      8.75   6.75


     The Company has not declared or paid any cash dividends on its common stock. The Company currently intends to retain earnings to support its operations and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table provides selected financial data for the Company for the most recent five years.



                  (Dollars in thousands, except per share data)

                                       FEB. 29,     FEB. 28,     FEB. 28,    FEB. 28,    FEB. 29,
                                         1996         1995        1994        1993         1992
                                         ----         ----        ----        ----         ----
INCOME STATEMENT DATA
Net sales............................   $249,695    $252,772    $220,601    $188,318    $153,346
Gross profit.........................     66,630      74,385      62,435      56,868      46,108
Operating income.....................      2,670      13,717       2,008       8,978      10,039
Net (loss) income(1).................       (883)      6,942       3,167       5,385       6,530
Net (loss) income per share(1).......     ($0.15)      $1.21       $0.55       $0.93       $1.59
Average shares outstanding...........  5,711,888   5,757,762   5,737,174   5,765,211   4,102,802

BALANCE SHEET DATA
Total assets.........................   $132,634    $142,548    $128,041    $103,839     $74,098
Total debt(2)........................    $43,299     $44,994     $34,873     $21,083      $1,016


(1) 1994 includes income of $3,595 or $0.63 per share of income related to the cumulative effect of an accounting change.

(2) Includes long-term debt, short-term debt and amount due to preferred stockholder, if any, for all periods.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION-FISCAL 1996 COMPARED WITH 1995

     Sales for the year ended February 29, 1996, decreased 1.2% from fiscal 1995 to $249.7 million. Sales benefited from an $8.3 million or 16.1% increase in sales by the European subsidiaries, due to further market penetration and favorable exchange rates versus the U.S. dollar. However, this increase was offset by a 14.3% decline in OEM sales, as compared to the prior year, due to the timing of change-overs of certain new car models, declining export sales, de-sourcing on certain programs and the general softening of auto sales causing certain auto manufacturers to reduce their inventories and slow the rate at which they placed new orders. Sales of JENSEN/ADVENT products for the year remained relatively unchanged as compared to the prior year.

     Gross profit decreased $7.8 million or 10.4% from $74.4 million in fiscal 1995 to $66.6 million in fiscal 1996. As a percentage of net sales, consolidated gross profit decreased to 26.7% in 1996, compared with 29.4% in 1995. Domestically, the gross profit percentage declined to 22.6% from 26.6%, primarily due to unfavorable product mix changes and the liquidation of slow-moving and discontinued products in the fourth quarter of the year relating to JENSEN/ADVENT products, unfavorable manufacturing variances related to car speaker production volume, increased price pressures from auto manufacturers and a $370,000 charge taken in relation to the closure of the Company's value-add facility in Livonia, Michigan. These items, though were partially offset by the effect of liquidations of LIFO inventory layers which reduced cost of sales by $671,000. The gross margin percentage of the European subsidiaries remained relatively unchanged at 38.3 % versus 39.2 % in the prior year.

     Consolidated selling, marketing and administration expenses rose 5.4% or $3.3 million over the prior year to $64.0 million. This increase is due mainly to higher net warranty costs as a result of lower cost recovery on products returned by retail customers. The Company has experienced lower cost recovery on returned products because it has found it necessary to utilize third party refurbishers after its primary market for refurbished product, Mexico, experienced weakness in its economy. Also, the Company has recently initiated return programs with its existing suppliers. In addition, the year's selling, marketing and administrative expenses increased due to higher promotional expenditures to support certain growth markets in the U.S. and Europe. The impact of this increase was partially offset by lower net expenses relating to retail support programs. Selling, marketing and administrative expenses were also negatively impacted by a charge for severance relating to a reduction in the Company's domestic workforce of approximately $500,000 and approximately $500,000 of professional fees incurred in connection with merger activities (see Note 16 in the Notes to Consolidated Financial Statements).

     Interest expense increased to $4.6 million in fiscal 1996 from $3.3 million in fiscal 1995 as a result of higher average debt levels and higher domestic interest rates.

     Provision for income taxes decreased $4.8 million to a benefit of $518,000 due to a pre-tax loss in fiscal 1996. (See Note 9 in the Notes to Consolidated Financial Statements.)

     The Company incurred a loss of $0.15 per share for the year ended February 29, 1996 versus net income of $1.21 per share for the prior year.

RESULTS OF OPERATION-FISCAL 1995 COMPARED WITH 1994

     Sales for the year ended February 28, 1995, were 14.6 % above fiscal 1994 sales of $252.8 million. Consolidation of the results of Mac Audio Electronic GmbH, a German subsidiary acquired in September 1993, represented $9.9 million or 30.7% of the increase. Fiscal 1995 sales also benefited from a $9.5 million or 33.1% increase in sales by other European operations of the Company, due to a strengthening of the European economy and increased market penetration. Increased demand from automakers represented $6.7 million or 20.9% of the revenue growth. Sales to key volume retailers increased $5.0 million over fiscal 1994, representing 15.5% of the revenue growth due primarily to shipments of new branded car electronics products. Sales of ACOUSTIC RESEARCH products were approximately $6.0 million lower than the prior year due to the restructuring of that division and the resulting elimination of a number of AR products.

     Gross profit for 1995 increased $12.0 million or 19.2 % from $62.4 million in fiscal 1994 to $74.4 million. As a percentage of net sales, gross profit increased to 29.4 % in 1995, compared with 28.3 % in 1994. This increase was primarily attributable to higher margin European sales, which represented a greater portion of consolidated sales compared to the prior year and cost-containment initiatives.

     Selling, marketing and administration expenses for 1995 rose $6.4 million to $60.7 million primarily due to the inclusion of Mac Audio and increased variable selling and marketing expenses associated with revenue growth.

     Interest expense increased to $3.3 million from $2.2 million as a result of higher average debt levels associated with the acquisition of Mac Audio, higher working capital levels supporting the Company's sales growth and higher domestic interest rates.

     Provision for income taxes increased $3.4 million to $4.3 million due to higher taxable income. (See note 9 in the Notes to Consolidated Financial Statements.)

     Net income per share for the year ended February 28, 1995 increased to $1.21 per share from $0.55 per share for the prior year. The prior year included a benefit of $0.63 for the cumulative effect of an accounting change and a $0.70 per share after tax charge relating to the Acoustic Research restructuring.



LIQUIDITY AND CAPITAL RESOURCES

     Working capital at February 29, 1996 decreased $18.6 million from the prior year end. Short-term borrowings at February 29, 1996 increased $13.4 million from the prior year end mainly due to a reclassification of the Company's $15.0 million senior note which was previously recorded as long-term (see further discussion below) as a result of covenant violations. Inventory decreased by $10.9 million from the prior year end principally as a result of inventory reduction programs implemented during the second quarter of fiscal 1996. Accounts payable decreased $3.1 million as a result of lower production levels and inventory reduction programs.

     Borrowings under the domestic multi-currency revolving credit facility at February 29, 1996 were approximately $13.8 million, with letters of credit outstanding of $8.1 million, leaving available borrowings of approximately $28.1 million. The Company also maintains various short-term lines of credit through its European subsidiaries with various expiration dates through fiscal 1997.
The Company expects it will be able to extend these agreements prior to their expiration. Borrowings under these lines totaled $11.6 million at February 29, 1996.

     At February 29, 1996, the Company was not in compliance with the interest and rent coverage ratio and current ratio requirements in its multi-currency revolving credit facility or the fixed charge coverage ratio contained in the note agreement relating to its $15.0 million senior note. On May 24, 1996, the Company entered into an agreement amending its multi-currency credit facility which provides a waiver covering non-compliance at February 29, 1996. The amendment reduces the revolving credit commitments from $50.0 million to $35.0 million and increases the interest rate on LIBOR-based borrowings by 1%. With respect to the $15.0 million senior note, the Company has received a waiver of its fixed charge coverage ratio covenant requirement as of February 29, 1996. Based on current projections, however, it does not appear that the Company will be in compliance with this covenant during fiscal 1997, and as such the Company has reclassified the $15.0 million senior debt from long-term to current. In the event of future noncompliance with specified ratios, the Company will be required to obtain waivers to avoid debt payment acceleration.

     The lenders under the revolving credit agreement have stated that if a transaction to sell the Company does not appear imminent in the next 45 days (after May 24, 1996), such lenders will require that the agreement be restructured and secured by the assets of the Company.

     Contemporaneous to the entering of the Merger Agreement and the AR Agreement, Recoton lent to the Company $2.0 million, evidenced by a promissory note, due on the earlier of January 2, 1997 (or, if later, the extended termination date under the AR Agreement) or the effective date of the Merger. The note bears interest at the applicable short-term federal interest rate as in effect at the time of the execution of the note (approximately 6%). Pursuant to the AR Agreement, Recoton may cancel the note in payment of a portion of the purchase price for the option under the AR Agreement.

     Cash provided by operations amounted to $3.8 million in fiscal 1996 versus cash used in operations of $3.2 million in fiscal 1995 as a result of decreases in inventory. Capital expenditures for fiscal 1997 are expected to be approximately $5.0 million, as compared with $4.2 million in fiscal 1996 and $7.9 million in fiscal 1995.

     The Company believes that cash generated from operations and its available financing will provide sufficient funds in fiscal 1997 for working capital needs.

OUTLOOK FOR OEM

     In connection with its FORD 2000 program, Ford Motor Company invited the Company and several other speaker manufacturers to compete for a world-wide speaker design and sourcing program intended to cover the majority of Ford's global speaker requirements by the year 2000. During recent informal discussions with its key purchasing and engineering contacts at Ford, the Company was informed that it was not selected to participate in the design phase of this program.

    Although the design decision does not necessarily impact Ford's sourcing direction, feedback received from Ford during the quotation process raised questions regarding certain of the Company's capabilities. Furthermore, past practices at Ford would indicate that the designer of a particular product ultimately becomes the predominant supplier for that product.

     The program is currently scheduled to be rolled out between 1999 and 2001. In the event that Ford goes forward with its world-wide speaker program and the Company is not selected to participate in the manufacturing phase, its sales to Ford could be reduced by as much as 75% by fiscal year 2001. The Company's sales to Ford in fiscal year 1996 represented 21% of net sales.

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995. The matters discussed above and at
ITEM 1 - BUSINESS - RELIANCE ON MAJOR CUSTOMER; ECONOMIC FACTORS contain forward-looking statements that involve risks and uncertainties which could cause the Company's actual consolidated results during fiscal 1997 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

STOCK BASED COMPENSATION

     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for its stock-based compensation programs and does not intend to adopt the fair value accounting rules as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company intends to adopt the disclosure provisions of SFAS 123 beginning in fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and
Board of Directors of
International Jensen Incorporated

We have audited the accompanying consolidated balance sheets of International Jensen Incorporated and Subsidiaries ("the Company") as of February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended February 29, 1996 and February 28, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Jensen Incorporated and Subsidiaries as of February 29, 1996 and February 28, 1995, and the consolidated results of their operations and their cash flows for the years ended February 29, 1996 and February 28, 1995 and 1994, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in fiscal 1994 the Company changed its method of accounting for income taxes.


                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
May 24, 1996

CONSOLIDATED BALANCE SHEETS
INTERNATIONAL JENSEN INCORPORATED AND SUBSIDIARIES


                                                                         FEBRUARY 29,      FEBRUARY 28,
ASSETS   (Dollars in thousands, except per share amounts)                   1996              1995
- - -------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents..........................................      $4,416           $5,456
   Accounts receivable, net of allowance for
      doubtful accounts of $2,387 and $2,157, respectively............      50,251           48,279
   Inventories........................................................      39,615           50,467
   Deferred income taxes..............................................       3,715            4,429
   Other current assets...............................................       4,342            3,959
                                                                          --------         --------
      Total current assets............................................     102,339          112,590
                                                                          --------         --------

Property, plant and equipment:
   Land...............................................................         160              158
   Buildings..........................................................       4,162            3,346
   Machinery and equipment............................................      25,283           22,749
   Furniture and fixtures.............................................       7,199            7,207
                                                                          --------         --------
                                                                            36,804           33,460
   Less accumulated depreciation......................................      18,996           14,896
                                                                          --------         --------
                                                                            17,808           18,564
                                                                          --------         --------
Deferred income taxes.................................................       4,272            3,257
Goodwill, net ........................................................       6,862            6,969
Other assets..........................................................       1,353            1,168
                                                                          --------         --------
   Total assets.......................................................    $132,634         $142,548
                                                                          --------         --------
                                                                          --------         --------

LIABILITIES AND
STOCKHOLDERS' EQUITY
- - -------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings..............................................     $27,391          $28,998
   Accounts payable...................................................      12,027           15,149
   Current maturities of long-term debt...............................          49              115
   Long-term debt reclassified as current.............................      15,000               --
   Accrued taxes......................................................       2,211              543
   Current deferred income taxes......................................         441              295
   Accrued profit sharing.............................................       1,380            3,273
   Other accrued liabilities..........................................      13,719           15,541
                                                                          --------         --------
      Total current liabilities.......................................      72,218           63,914

Long-term debt........................................................         859           15,881
Noncurrent deferred income taxes .....................................          20            2,207
Other noncurrent liabilities..........................................         388              320
Excess of fair value of acquired net assets over cost, net............       4,434            5,982
                                                                          --------         --------
      Total liabilities...............................................      77,919           88,304
                                                                          --------         --------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.10 par value; 5,000,000
      shares authorized; none issued .................................          --               --
   Common stock, $.01 par value; 10,000,000 shares authorized;
      5,929,811  shares issued........................................          59               59
   Additional paid-in capital.........................................      18,116           17,968
   Equity adjustment from foreign currency translation ...............       1,454              297
   Retained earnings..................................................      35,732           36,615
                                                                          --------         --------
                                                                            55,361           54,939
   Treasury stock at cost 195,044 and 226,056 shares, respectively....        (646)            (695)
                                                                          --------         --------
      Total stockholders' equity......................................      54,715           54,244
                                                                          --------         --------
      Total liabilities and stockholders' equity......................    $132,634         $142,548
                                                                          --------         --------
                                                                          --------         --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF OPERATIONS
INTERNATIONAL JENSEN INCORPORATED AND SUBSIDIARIES

                                                                              YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                             FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 28,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                 1996         1995          1994
- - ---------------------------------------------------------------------------------------------------------------------
Net sales....................................................................    $249,695    $252,772      $220,601
Cost of goods sold...........................................................     183,065     178,387       158,166
                                                                                 --------    --------      --------
     Gross profit............................................................      66,630      74,385        62,435
Selling and marketing........................................................      46,698      43,772        36,169
Administration...............................................................      17,262      16,896        18,058
Restructuring charge.........................................................          --          --         6,200
                                                                                 --------    --------      --------
     Operating income........................................................       2,670      13,717         2,008
                                                                                 --------    --------      --------
Interest income..............................................................        (278)       (401)         (335)
Interest expense.............................................................       4,574       3,293         2,167
Other income-net ............................................................        (225)       (396)         (265)
                                                                                 --------    --------      --------
                                                                                    4,071       2,496         1,567
                                                                                 --------    --------      --------
Income (loss) before provision for income taxes and cumulative effect of
   accounting change.........................................................      (1,401)     11,221           441
Provision for (benefit from) income taxes....................................        (518)      4,279           869
                                                                                 --------    --------      --------
     Income (loss) before cumulative effect of accounting change.............        (883)      6,942          (428)
Cumulative effect of accounting change.......................................          --          --         3,595
                                                                                 --------    --------      --------
     Net income (loss).......................................................       ($883)     $6,942        $3,167
                                                                                 --------    --------      --------
                                                                                 --------    --------      --------

Per common share:
     Income (loss) before cumulative effect of accounting change.............      ($0.15)      $1.21        ($0.08)
     Cumulative effect of accounting change..................................          --          --          0.63
                                                                                 --------    --------      --------
     Net income (loss).......................................................      ($0.15)      $1.21         $0.55
                                                                                 --------    --------      --------
                                                                                 --------    --------      --------
Weighted average shares of common stock outstanding..........................   5,711,888   5,757,762     5,737,174
- - ---------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENTS OF CASH FLOWS
INTERNATIONAL JENSEN INCORPORATED AND SUBSIDIARIES

                                                                              YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                             FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,
(DOLLARS IN THOUSANDS)                                                          1996           1995           1994
- - -----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income . . . . . . . . . . . . . . . . . . . . . . . . . . . .        ($883)        $6,942         $3,167
                                                                                  -------        -------        -------
Adjustments to reconcile net (loss) income to net cash provided by
  (used in) operating activities:
     Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,064          4,612          4,019
     Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (974)        (1,045)        (1,383)
     Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . .        1,405          1,137          2,341
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .       (1,941)         1,859         (1,747)
     Provision for restructuring charges . . . . . . . . . . . . . . . . . .           --             --          6,200
     Cumulative effect of accounting change . . . . . . . . . . . . . . . . .          --             --         (3,595)
     Changes in assets and liabilities:
        Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . .          --          4,000         (4,000)
        Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .      (3,248)        (7,341)        (2,748)
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,633         (9,570)        (2,926)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,379)           628         (1,039)
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,891)        (4,419)         1,939
                                                                                  -------        -------        -------
           Total adjustments . . . . . . . . . . . . . . . . . . . . . . . .        4,669        (10,139)        (2,939)
                                                                                  -------        -------        -------
           Net cash provided by (used in) operating activities . . . . . . .        3,786         (3,197)           228
                                                                                  -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,194)        (7,851)        (6,306)
   Payment for the purchase of Mac Audio, net of cash acquired . . . . . . .           --             --         (3,006)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20           (184)           (97)
                                                                                  -------        -------        -------
     Net cash used in investing activities . . . . . . . . . . . . . . . . .       (4,174)        (8,035)        (9,409)
                                                                                  -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt, net of debt issuance costs . . .          --         14,770             --
   Principal payments on long-term debt . . . . . . . . . . . . . . . . . . .         (71)          (138)           (34)
   Proceeds (payments) under revolving credit arrangements, net . . . . . . .      (3,996)        (5,659)        16,832
   Proceeds from short-term note agreement . . . . . . . . . . . . . . . . .        2,000             --             --
   Proceeds from the issuance of stock . . . . . . . . . . . . . . . . . . .          197             56             51
   (Decrease) in cash overdraft . . . . . . . . . . . . . . . . . . . . . . .          --             --         (1,615)
                                                                                  -------        -------        -------
     Net cash (used in) provided by financing activities . . . . . . . . . .       (1,870)         9,029         15,234
                                                                                  -------        -------        -------

     Effect of foreign currency on cash . . . . . . . . . . . . . . . . . . .       1,218          1,291            315

Net (decrease) increase in cash . . . . . . . . . . . . . . . . . . . . . . .      (1,040)          (912)         6,368
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . .        5,456          6,368             --
                                                                                  -------        -------        -------
Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . .       $4,416         $5,456         $6,368
                                                                                  -------        -------        -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $4,622         $2,934         $1,935
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $4,943         $6,346         $2,103
   Cash received during the year from:
     Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $2,715             --             --



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
INTERNATIONAL JENSEN INCORPORATED AND SUBSIDIARIES



                                                 COMMON STOCK               EQUITY ADJUSTMENT
                                                 OUTSTANDING     ADDITIONAL    FROM FOREIGN                              TOTAL
                                              ------------------  PAID-IN       CURRENCY        RETAINED   TREASURY  STOCKHOLDERS'
(DOLLARS IN THOUSANDS)                         SHARES    AMOUNT   CAPITAL      TRANSLATION      EARNINGS     STOCK       EQUITY
- - ----------------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1993 . . . . . . .   5,682,645    $59     $17,894        ($1,285)       $26,506      ($728)     $42,446
Net income . . . . . . . . . . . . . . . .          --     --          --             --          3,167         --        3,167
Foreign currency translation adjustment  .          --     --          --           (138)            --         --         (138)
Stock options exercised  . . . . . . . . .      10,537     --          34             --             --         17           51
Balance at February 28, 1994 . . . . . . .   5,693,182     59      17,928         (1,423)        29,673       (711)      45,526
                                             ---------  -----    --------        -------        -------       -----     -------
Net income . . . . . . . . . . . . . . . .          --     --          --             --          6,942         --        6,942
Foreign currency translation adjustment  .          --     --          --          1,720             --         --        1,720
Stock options exercised  . . . . . . . . .      10,573     --          40             --             --         16           56
                                             ---------  -----    --------        -------        -------       -----     -------
Balance at February 28, 1995 . . . . . . .   5,703,755     59      17,968            297         36,615       (695)      54,244
Net (loss) . . . . . . . . . . . . . . . .          --     --          --             --           (883)        --         (883)
Foreign currency translation adjustment  .          --     --          --          1,157             --         --        1,157
Stock issued out of Treasury Shares             13,545     --          89             --                        21          110
Stock options exercised  . . . . . . . . .      17,467     --          59             --             --         28           87
                                             ---------  -----    --------        -------        -------       -----     -------
Balance at February 29, 1996 . . . . . . .   5,734,767    $59     $18,116         $1,454        $35,732      ($646)     $54,715
- - ----------------------------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1. COMPANY
The Company, headquartered in Lincolnshire, Illinois, is a designer, manufacturer and marketer of quality loudspeakers, related audio products and speaker components.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. European operations maintain a calendar year accounting period which is consolidated with the Company's fiscal period. Intercompany balances and transactions are eliminated in consolidation.

ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of foreign operations are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52.
Accordingly, all assets and liabilities are translated at current rates of exchange and operating transactions are translated at weighted average rates during the year. Translation gains and losses are not included in the determination of net income but are accumulated as a separate component of stockholders' equity.

CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. The Company invests excess cash in commercial paper and bank certificates of deposit. The commercial paper has a favorable investment rating and the bank certificates of deposit are at institutions which management believes have strong credit ratings.

CONCENTRATIONS OF CREDIT RISK
The Company sells products to domestic and foreign original equipment manufacturers, chain stores, distributors and other customers and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined principally on the last-in, first-out basis (LIFO). The first-in, first-out basis (FIFO) is utilized for approximately 48% and 44% of ending inventory at February 29, 1996 and February 28, 1995, respectively.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment acquired are stated at cost and depreciated over their estimated useful lives on the straight-line basis. Expenditures for improvements are capitalized, while maintenance and repairs are charged against operations as incurred.
     Upon retirement or other disposition, cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS
In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

STOCK BASED COMPENSATION
The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for its stock-based compensation programs and does not intend to adopt the fair value accounting rules as premitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company intends to adopt the disclosure provisions of SFAS 123 beginning in Fiscal 1997.

EXCESS OF FAIR VALUE OF ACQUIRED NET ASSETS OVER COST
In connection with the management buy-out of the Company in November 1988, certain purchase accounting adjustments were made to reflect that the purchase price was lower than fair market value of the net assets acquired. All non-current assets were written down to zero for financial reporting. The excess fair value of acquired net assets over cost is being amortized over 10 years on the straight-line basis. Accumulated amortization at February 29, 1996 and February 28, 1995, was $11,711 and $10,163, respectively.

GOODWILL
Goodwill represents the excess of the cost of acquired assets over their fair value and is being amortized over 20 years on the straight-line basis. Accumulated amortization at February 29, 1996 and February 28, 1995, was $1,055 and $581, respectively.

INCOME TAXES
Effective March 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, the amount of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized.
     As of March 1, 1993 the Company recorded a tax benefit of approximately $3.6 million or $0.63 per share, which amount represents the net increase to the deferred tax asset as of that date. Such amount has been reflected in the consolidated statement of operations as the cumulative effect of an accounting change.

NET (LOSS) INCOME PER SHARE
Consolidated net income per share of the Company is based on the weighted average number of common shares and common equivalent shares outstanding during each year. Common equivalent shares include shares subject to stock options and are calculated using the treasury stock method. Consolidated net loss per share is based upon the weighted average number of common shares outstanding.

DERIVATIVE FINANCIAL INSTRUMENTS
Forward exchange contracts are used to hedge net transaction exposures. The Company defers unrealized gains or losses until the completion of the contract. The Company's program to hedge net foreign currency transaction exposures is designed to protect operating results and cash flows from potential adverse effects of foreign currency fluctuations related to intercompany and selected third party transactions. The hedging activities seek to limit this risk by offsetting the gains and losses on the underlying exposures with losses and gains on the instruments utilized to create the hedge. Outstanding contracts at February 29, 1996 and February 28, 1995, are not material.

RECLASSIFICATIONS
Certain amounts were reclassified to conform to the fiscal 1996 presentations. The reclassifications had no effect on reported equity or net income.

ADVERTISING COSTS
Advertising costs are generally charged to expense in the period incurred.

WARRANTY COSTS
The Company provides for estimated warranty costs as products are shipped.

3. ACQUISITIONS
On September 30, 1993, the Company acquired all of the outstanding share interests of Mac Audio Electronic GmbH ("Mac Audio"), headquartered in Germany. Mac Audio designs and markets automotive aftermarket speakers, amplifiers and receivers.

     The cash purchase price of 17.9 million Deutsche Marks (approximately $10,700) includes $300 of capitalized acquisition costs. In addition, $7,100 in cash and cash equivalents were acquired and liabilities of $8,500 were assumed in conjunction with the acquisition. The acquisition was accounted for using the purchase method and the results of Mac Audio have been consolidated with the Company since September 30, 1993. The acquisition was made by a wholly-owned subsidiary of the Company.

     Summarized below are the unaudited pro forma results of operations of the Company as though Mac Audio had been acquired at the beginning of each of the fiscal years ended February 28, 1994, and 1993, respectively. Adjustments have been made for interest attributable to the financing of the transaction, and the amortization of goodwill.

                                    Year Ended       Year Ended
                                   February 28,     February 28,
                                      1994             1993
                                   (UNAUDITED)      (UNAUDITED)
                                   -----------      -----------
Revenues . . . . . . . . . . .     $232,017          $204,272
Net Income . . . . . . . . . .       $4,187            $5,770
Net Income per Share . . . . .        $0.73             $1.00



     The pro forma financial information presented above is not necessarily indicative of either the results of operations that could have occurred had the acquisition taken place at the beginning of each of the fiscal years shown, or of future results of operations of the combined operations.
     The Company acquired an additional 10% ownership in Entel s.r.l. during fiscal 1993 from one of the joint venure partners, bringing the total ownership to 55%. Subsequently, during fiscal 1994 the Company acquired the remaining equity interest of Entel s.r.l. from its Italian joint venture partner in exchange for cash and the Company's equity interest in A.E.B. s.r.l.. No gain or loss was recorded in conjunction with the disposition of the Company's interest in A.E.B. s.r.l.. The acquisition of the minority interest in Entel s.r.l. and disposal of the minority interest in A.E.B. s.r.l. were accounted for under APB 16 and did not have a material impact on the Company's results of operations for the year ended February 28, 1994, or its financial position at February 28, 1994.


4. INVENTORIES
Inventories consist of the following:




                                              February 29, February 28,
                                                   1996       1995
                                                  -------    ------
Raw materials and fabricated
   parts . . . . . . . . . . . . . . . . . . . .  $11,894   $15,227
Work in process. . . . . . . . . . . . . . . . .    2,133     2,425
Finished goods . . . . . . . . . . . . . . . . .   27,818    35,520
                                                  -------   -------
                                                   41,845    53,172
Less allowance to reduce to
   LIFO basis. . . . . . . . . . . . . . . . . .   (2,230)   (2,705)
                                                  -------   -------
                                                  $39,615   $50,467
                                                  -------   -------
                                                  -------   -------


     The allowance to reduce to LIFO basis approximates the excess of replacement cost over LIFO value.

     During fiscal 1996 inventory quantities were reduced, which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidations for fiscal 1996 was to decrease cost of goods sold by approximately $671,000 and to decrease net loss by $423,000 or $0.07 per share.

5. BORROWING ARRANGEMENTS
The Company has short-term borrowings under various financing arrangements at February 29, 1996 and February 28, 1995 as follows:

                                            1996                   1995
                                          -------                 -------

Borrowings under a $50 million
multi-currency revolving credit
facility expiring on May 31, 1997,
including one one-year renewal
options, bearing interest at the
lender's base rate or at LIBOR plus
the applicable LIBOR margin which
ranged from 6.75%  to 8.50%  at
February 29, 1996 and 7.18% to 9.00%
at February 28, 1995.                      $13,800                $20,600

Borrowings under various foreign
lines of credit, expiring on various
dates though fiscal 1997, bearing
interest from 7.75% to 14.0% and
5.75% to 12.5% at February 29, 1996
and February 28, 1995, respectively         11,591                 8,398

Promissory note to Recoton Corporation
due on the earlier of January 3, 1997
or per the provision of the agreement
and plan of merger (see Note 16) dated
as of January 3, 1996 together with
interest payable at a rate equal to the
U.S. Treasury Department's equivalent,
on a semi-annual basis, to the applicable
short-term rate as defined in Section
1274 (d) of the internal revenue code
(approximately 6.0% at February 29,
1996).                                      2,000                     ---
                                          -------                 -------


Total short-term borrowings               $27,391                 $28,998
                                          -------                 -------
                                          -------                 -------


At February 29, 1996, the Company had outstanding borrowings supported by the multi-currency revolving credit facility (the "facility") totaling $13,800, outstanding letters of credit totaling $8,100 leaving available borrowings under the agreement of $28,100. The facility requires payment, on a quarterly basis, of commitment fees of .25% on the unused commitment facility. The facility contains certain restrictive covenants, which, among other things require the maintenance of certain financial ratios. At February 29, 1996, the Company was not in compliance with the interest and rent coverage ratio and the current ratio contained within the facility agreement. On May 24, 1996, the Company entered into an agreement amending its multi-currency credit facility which provides a waiver covering non-compliance at February 29, 1996. The amendment reduces the revolving credit commitments from $50.0 million to $35.0 million and increases the interest rate on LIBOR-based borrowings by 1%.

The weighted average interest rate on short-term borrowings was 9.34% and 8.64% for the years ended February 29, 1996 and February 28, 1995, respectively.


     Long-term debt as of February 29, 1996 and February 28, 1995 consists of the following:




                                          1996           1995
                                          ----           ----

Borrowings under senior note,
maturing on May 30, 2004, with
principal payments of approximately
$2.1 million commencing on May 30,
1998 and payable each May 30 until
maturity, bearing a fixed interest
rate of 8.02%                            $15,000               $15,000

Mortgage note, maturing on July 1,
2007, bearing interest at 9.5% and
other miscellaneous borrowings               908                   996

Less long term debt reclassified
  as current                             (15,000)
Less current portion                         (49)                 (115)
                                          -------              -------

                                           $ 859               $15,881
                                          -------              -------
                                          -------              -------


The proceeds of the senior note were primarily used to repay the Company's acquisition debt. The senior note agreement contains certain restrictive covenants, which, among other things require the maintenance of certain financial ratios. At February 29, 1996 the Company was not in compliance with the fixed charge coverage ratio contained in the senior note agreement. The Company has recieved a waiver of this requirement at February 29, 1996. Based on current projections, though, it does not appear that the Company will be in compliance with the covenant during fiscal 1997 and as such the Company has reclassified the $15.0 million senior note from long-term to current. In the event of future noncompliance with specified ratios, the Company will be required to obtain waivers to avoid debt payment acceleration.

Aggregate maturities on long term debt are as follows:


                   Year ending              Amount
                   -----------              ------

                     1997                   15,049
                     1998                       48
                     1999                       52
                     2000                       57
                     2001                       62
                     2002 and thereafter       640


6. LEASES
The Company leases certain office facilities and equipment under noncancelable operating leases with terms of more than one year. The leases require annual rental plus the payment of property taxes, normal maintenance and insurance on the properties.

     The total minimum annual rental commitment at February 29, 1996 under the aforementioned leases is as follows:


          1997 . . . . . . . . . . . . . . . . . .  $2,247
          1998 . . . . . . . . . . . . . . . . . .   2,204
          1999 . . . . . . . . . . . . . . . . . .   1,978
          2000 . . . . . . . . . . . . . . . . . .   1,581
          2001 . . . . . . . . . . . . . . . . . .   1,095
          2002 and beyond. . . . . . . . . . . . .     690
                                                    ------
          Total. . . . . . . . . . . . . . . . . .  $9,795
                                                    ------
                                                    ------


Rent expense for the years ended February 29, 1996 and February 28, 1995 and 1994 was $2,850, $2,536 and $2,824, respectively.


7. RETIREMENT PLANS
The Company provides benefits to all eligible employees under a defined contribution profit sharing plan. The profit sharing contribution consists of an amount equal to 5% of eligible wages for each eligible employee. In addition, the Company may elect to make an additional contribution at its discretion, subject to the limits set by law. Eligible employees may elect to defer up to 6% of their salary under the 401(k) provision of the plan. The Company contributes an additional 50% of the amount deferred. For the years ended February 29, 1996, and February 28, 1995 and 1994, the Company has recorded expense under this plan of $2,150, $3,979 and $3,384, respectively.


8. STOCK OPTION AND STOCK PURCHASE PLAN


The International Jensen Incorporated Management Stock Plan (the Plan), adopted in June 1989, provides equity ownership of up to 212,500 shares of the Company's common stock to officers and key executive employees (managers).
     In accordance with the Company's Stock Option Plan, adopted in October 1989, and the 1991 Stock Incentive Plan, adopted in December 1991, options to purchase 529,200 shares of common stock can be granted to outside directors, officers and employees of the Company. The options are exercisable at the fair market value at the date of grant. During Fiscal 1996 the Stockholders approved an amendment to the 1991 stock incentive plan to increase the aggregate number of shares authorized by the plan by 400,000 shares.
     During fiscal 1995, the Company adopted a stock option and purchase plan for non-employee directors. Each participant received an option to purchase 3,000 shares of common stock on the effective date of the plan and an option to purchase 1,000 shares of common stock on January 1 of each year in which he or she continues to serve as a non-employee director. The options are exercisable at the fair market value at the date of the grant.

    A summary of option activity is as follows:



Option Price
                                            Shares   Range per Share
                                           --------  ----------------
Outstanding at February 29, 1993           274,800   $4.14 - $11.50
Options granted . . . . . . . . . . . . .   82,900    6.50 - 7.25
Options exercised . . . . . . . . . . . .  (10,537)   4.14 - 5.08
Options canceled. . . . . . . . . . . . .  (22,232)   5.08 - 11.50
                                           --------
Outstanding at February 28, 1994           324,931    4.14 - 11.50
Options granted . . . . . . . . . . . . .   99,800    7.88 - 9.75
Options exercised . . . . . . . . . . . .  (10,573)   4.14 - 7.25
Options canceled. . . . . . . . . . . . .  (21,058)   5.08 - 11.50
                                           --------
Outstanding at February 28, 1995           393,100    4.14 - 11.50
Options granted . . . . . . . . . . . . .   83,900    7.25 - 8.50
Options exercised . . . . . . . . . . . .  (17,467)   4.14 - 7.25
Options canceled. . . . . . . . . . . . .  (63,075)   4.14 - 11.50
                                           --------
OUTSTANDING AT
     FEBRUARY 29, 1996                     396,458   $4.14 - $11.50
                                           --------
                                           --------

9. INCOME TAXES

The (benefit from) provision for income taxes consists of the following:


                    Year Ended   Year Ended    Year Ended
                    February 29, February 28, February 28,
                         1996       1995        1994
                         -----      -----       -----
Federal:
   Current . . . . .   ($1,800)     $933      $1,759
   Deferred. . . . .       152     1,496      (1,478)
                       -------     -----      ------
                        (1,648)    2,429         281
                       -------     -----      ------
State:
   Current . . . . .       167       352         592
   Deferred. . . . .       117       356        (502)
                       -------     -----      ------
                           284       708          90
                       -------     -----      ------

Foreign
   Current . . . . .     3,056     1,135         265
   Deferred. . . . .    (2,210)        7         233
                       -------     -----      ------
                           846     1,142         498
                       -------     -----      ------

Total (benefit from)
   provision for
   income taxes . . .    ($518)   $4,279        $869
                       -------     -----      ------
                       -------     -----      ------





The differences between the statutory federal income tax rate and the effective tax rate for operations are as follows:




                                Year Ended      Year Ended    Year Ended
                                February 29,   February 28,  February 28,
                                   1996           1995          1994
                                 --------       --------       -------
Income (loss)
  before income taxes
  United States . . . . . . .    ($2,488)         $8,543        $2,653
  Foreign . . . . . . . . . .      1,087           2,678        (2,212)
                                 -------          ------         ------
  Total . . . . . . . . . . .    ($1,401)        $11,221        $  441
                                 -------          ------         ------
                                 -------          ------         ------

Statutory federal
   income tax . . . . . . . .      ($476)         $3,815          $150
State taxes net of
   federal benefit. . . . . .        189             528            39
Inability to utilize
   foreign net
   operating losses . . . . .        ---             ---         1,264
Foreign taxes in
  excess of U.S.
  rate. . . . . . . . . . . .        476             231           ---
Difference in
   book and tax
   basis, related to
   acquisition
   adjustments. . . . . . . .      (526)            (526)         (526)
Other items . . . . . . . . .      (181)             231           (58)
                                 -------          ------         ------
   Total. . . . . . . . . . .     ($518)          $4,279          $869
                                 -------          ------         ------
                                 -------          ------         ------



The components of the net deferred tax balances, as of February 29, 1996, and February 28, 1995 were as follows:




                                                  Year Ended      Year Ended
                                                  February 29,   February 28,
                                                       1996         1995
                                                    ----------   -----------
Deferred tax assets:
  Net operating losses and credit
     carryforwards . . . . . . . . . . . . . . . . .  $2,812       $1,496
  Allowance for doubtful accounts  . . . . . . . . .     658          615
  Inventory reserves . . . . . . . . . . . . . . . .   1,309        2,226
  Warranty reserves. . . . . . . . . . . . . . . . .   1,116        1,059
  Health insurance reserves. . . . . . . . . . . . .     441          521
  Other accrued liabilities. . . . . . . . . . . . .   2,250        2,195
  Tax over book basis in foreign subs. . . . . . . .     131          618
  Other capital loss items . . . . . . . . . . . . .     680          660
  Tax over book basis in foreign jurisdictions . . .     675          ---
  Valuation allowance. . . . . . . . . . . . . . . .  (1,211)      (1,451)
                                                      ------       ------
  Total deferred tax asset . . . . . . . . . . . . .   8,861        7,939
                                                      ------       ------
Deferred tax liabilities
  Tax over book LIFO reserve . . . . . . . . . . . .     283          246
  VEBA deposit . . . . . . . . . . . . . . . . . . .     534          507
  Fixed assets . . . . . . . . . . . . . . . . . . .     518           66
  Book over tax basis in foreign
     jurisdictions . . . . . . . . . . . . . . . . .     ---        1,936
                                                      ------       ------
  Total deferred tax liability . . . . . . . . . . .   1,335        2,755
                                                      ------       ------
Net deferred tax asset . . . . . . . . . . . . . . .  $7,526       $5,184
                                                      ------       ------
                                                      ------       ------



                                          Gross Asset Valuation      Net Asset
                                          (Liability) Allowance     (Liability)
                                          ----------- ---------     -----------
Year ended February 29,
  1996
Current deferred asset. . . . . . . . . .  $4,372        (657)         $3,715
Long-term deferred
  asset . . . . . . . . . . . . . . . . .   4,826        (554)          4,272
Current deferred
  liability . . . . . . . . . . . . . . .    (441)        ---            (441)
Long-term deferred
  liability . . . . . . . . . . . . . . .     (20)        ---             (20)
                                          --------   --------          ------
Total . . . . . . . . . . . . . . . . . .  $8,737     $(1,211)         $7,526
                                          --------   --------          ------
                                          --------   --------          ------

Year ended February 28,
   1995

Current deferred asset. . . . . . . . . .   $5,332      ($903)         $4,429
Long-term deferred
  asset . . . . . . . . . . . . . . . . .    3,805       (548)          3,257
Current deferred
  liability . . . . . . . . . . . . . . .     (295)       ---            (295)
Long-term deferred
  liability . . . . . . . . . . . . . . .   (2,207)       ---          (2,207)
                                          --------   --------          ------
Total . . . . . . . . . . . . . . . . . .   $6,635    $(1,451)         $5,184
                                          --------   --------          ------
                                          --------   --------          ------


The Company has recorded a partial valuation allowance against certain domestic deferred tax assets since it does not believe that the realization of certain assets is more likely than not. A valuation allowance has been recorded against deferred tax assets relating to foreign net operating losses and certain capital loss carryforwards as a result of the uncertainty of their ultimate utilization. The valuation allowance decreased during the current year due predominantly to utilization of foreign losses. Domestic net operating losses and credit carryforwards begin to expire in the year s 2000-2011. Foreign net operating losses expire in the year 1998.

10. COMMITMENTS AND CONTINGENCIES
The Company is from time to time a defendant in various lawsuits and claims arising out of conduct of its business, including those relating to commercial transactions and environmental, health and safety matters. The Company believes, however, that none of these actions either individually, or in the aggregate will have a material adverse effect on the Company's financial position or results of operations. (See Note 16)

11. CUSTOMER DATA
The Company's accounts receivable are primarily composed of amounts due from customers whose principal business is in the automotive and retail industries.

     The account balance of the Company's largest customer, Ford, was approximately 14%, 14%, and 15% of total trade accounts receivable at February 29, 1996 and February 28, 1995 and 1994, respectively. Domestic revenue generated from this customer amounted to approximately $52,000, $56,000, and $48,500 for the years ended February 29, 1996 and February 28, 1995 and 1994, respectively. Five key customers accounted for approximatley 44% of the Company's net sales in Fiscal 1996. Management considers the Company's relationship with each of these key customers to be good, except for recent developments concerning Ford's commodity speaker program which could result in a substantial reduction in the amount of sales to Ford in the future. The loss of any one of these customers or a substantial reduction in the Ford business could have a material adverse affect on the Company's financial position or results of operations.

     Domestic revenue generated from export sales approximated $8,000, $15,000, and $21,000 for the years ended February 29, 1996, February 28, 1995 and 1994, respectively.

12. FOREIGN OPERATIONS
The Company's geographic area  information is as follows:

                            Domestic    Europe      Eliminations     Total
                            --------    ------      ------------     -----

Sales . . . . . . . . .    $190,514    $59,818         ($637)       $249,695
Operating
  income. . . . . . . .        (535)     3,388          (183)          2,670
Net (loss) income . . .      (1,127)       430          (186)           (883)
Total assets. . . . . .     104,668     48,173       (20,207)        132,634



The Company's European subsidiaries principally operate in Germany and Italy. Net assets of the European subsidiaries approximate $9.9 million.


13. QUARTERLY SUMMARY OF OPERATIONS (UNAUDITED)
The following quarterly summary of operations is unaudited. In the opinion of the Company's management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the interim periods presented, have been included.




                                   First      Second        Third     Fourth
                                  Quarter     Quarter      Quarter    Quarter
                                  --------   ---------     --------   --------
Year ended
 February 29, 1996

  Net sales . . . . . . . . . . .  $65,284     $60,582     $68,257    $55,572
  Gross profit. . . . . . . . . .   17,851      16,317      18,133     14,329

  Operating income
      (loss). . . . . . . . . . .    2,054         356       1,500     (1,240)
  Income (loss) before
    provision for (benefit from)
    income taxes. . . . . . . . .    1,217        (551)        239     (2,306)
  Net income  (loss). . . . . . .      767        (347)        150     (1,453)
  Quarterly earnings (loss) per
    share . . . . . . . . . . . .     0.13       (0.06)       0.03      (0.25)

Year ended
 February 28, 1995
  Net sales . . . . . . . . . . .  $67,892     $58,205     $69,492    $57,183
  Gross profit. . . . . . . . . .   20,501      17,171      19,827     16,886
  Operating income. . . . . . . .    5,532       2,581       3,715      1,889
  Income before
    provision for
    income taxes. . . . . . . . .    4,902       1,914       3,186      1,219
  Net income. . . . . . . . . . .    2,753       1,206       2,008        975
  Quarterly earnings per
    share . . . . . . . . . . . .     0.48        0.21        0.35       0.17


14. RESTRUCTURING
Effective during the third quarter of fiscal 1994 the Company elected to discontinue a number of products in the Acoustic Research line due to poor market acceptance and to close the Canton, Massachusetts facility and consolidate remaining operations with other operations of the Company. The provision of $6,200 consisted of a valuation allowance to write down finished goods and raw materials subject to the product line rationalization to net realizable value, costs for the elimination of approximately 45 employees through severance programs, and the consolidation of assembly, administration, engineering and marketing functions.

The components of the fiscal 1994 restructuring charge were as follows:


Discontinued inventory . . . . . . $4,400
Employee severance . . . . . . . .    600
Accounts receivable. . . . . . . .    350
Cancellation of related
  lease. . . . . . . . . . . . . .    400
Fixed assets . . . . . . . . . . .    370
Other. . . . . . . . . . . . . . .     80
                                   ------
       Total . . . . . . . . . . . $6,200
                                   ------
                                   ------


As of February 29, 1996, the actions included in the restructuring charge are substantially complete. Actual costs and charges did not materially differ from the original estimates.

15. FAIR VALUE OF FINANCIAL INSTURMENTS
The carrying amounts of the Company's short-term borrowings approximate fair value. The fair value of the Company's senior note of $15.0 million approximates $15.0 million based on the present value of expected cash flows relating to borrowings discounted at rates currently available to the Company for long-term borrowings with similar terms and maturities.

16. MERGER /SUBSEQUENT EVENTS

     On January 3, 1996, the Company and Recoton Corporation ("Recoton") jointly announced that Recoton had agreed to acquire the Company pursuant to an Agreement and Plan of Merger (the "Merger") which was subsequently amended and restated on January 30, 1996, May 1, 1996, and most recently on May 10, 1996 (as so amended, the "Merger Agreement"). The Merger Agreement provides holders of shares of the Company's common stock with the right to elect to receive cash for some or all of such shares of the Company and/or to elect to receive Recoton common shares for some or all of such shares of the Company, subject in each case to pro rata adjustments if either the cash or stock elections are oversubscribed. In the event that the Average Recoton Share Price (as defined in the Merger Agreement) is less than $16.00, or is at least $16.00 and the Merger is not a Qualifying Merger (as defined below), the Merger would be an all cash transaction rather than a cash and stock transaction.

     The price per share to be offered by Recoton to the Company's stockholders pursuant to the Merger Agreement is $10.00 per share, except that the price per share to be offered by Recoton to each of Robert G. Shaw and William Blair Leveraged Capital Fund, L.P. ("WBLCF") is $8.90 per share. Subject to certain adjustments, the percentage of the Company's common stock to be converted to Recoton common shares is approximately 45% and the corresponding percentage to be converted into cash is approximately 55%, with the Merger intended to qualify as a reorganization under the Internal Revenue Code (a "Qualifying Merger") and to be treated as a tax-free transaction for federal income tax purposes to the extent Recoton common shares are received in exchange for shares of the Company's common stock. The number of shares of the Company's common stock to be converted into Recoton common shares may be adjusted upward, but in no event to more than 50% of the outstanding shares of the Company's common stock, to the extent necessary in order to receive the tax opinion that the Merger will be a Qualifying Merger at the closing of the Merger. The Merger Agreement contains certain termination fee provisions which provide that (i) the Company is required to pay Recoton a termination fee of $1.5 million and/or documented expenses and costs of up to $2.5 million under certain circumstances and (ii) Recoton is required to pay the Company a termination fee of $1.5 million and/or documented expenses and costs of up to $2.5 million under certain circumstances.

     On January 3, 1996, in connection with and as required by the Merger Agreement, the Company and IJI Acquisition Corp. ("IJI Acquisition") entered into an agreement, subsequently amended and restated on May 1, 1996, and most recently on May 10, 1996 (as so amended, the "OEM Agreement"), pursuant to which the Company is required to sell and IJI Acquisition is required to purchase the assets associated with the Company's original equipment manufacturing business (the "OEM Business") for approximately $16.5 million (subject to certain closing date adjustments which reflect the changing levels of assets and liabilities in the ordinary course of business) plus assumption of all related liabilities; alternatively the parties may designate a purchaser for all or a portion of the Company's receivables related to the OEM Business, which purchase would take place prior to the sale of the other assets of the OEM Business, in which case corresponding reductions shall be made to the purchase price and other terms.
At April 30, 1996, the book value of the assets of the OEM Business was approximately $34.6 million and the amount of the related liabilities of the OEM Business was approximately $10.3 million. IJI Acquisition is an Illinois corporation which is wholly-owned by Robert G. Shaw, Chairman of the Board, President and Chief Executive Officer of the Company.

     On May 1, 1996, the Company and Recoton entered into an agreement, subsequently amended as of May 9, 1996, pursuant to which the Company has agreed not to agree to certain amendments to the OEM Agreement. The agreement also provides that the Company would, at Recoton's request and expense, assert whatever rights the Company may have under the OEM Agreement to seek to compel specific performance by IJI Acquisition.

     The Merger Agreement and the transactions contemplated thereby, including the Merger and the sale of the OEM Business, are subject to stockholder approval. The Company intends to mail a definitive proxy statement during the Company's second quarter of fiscal 1997 in connection with a special meeting to be held for the purpose of obtaining stockholder approval of the Merger Agreement and the related transactions (or with respect to a transaction with Emerson Radio Corp. if the Company accepts a proposal from Emerson as described below). The Merger Agreement and the related transactions must be approved by a majority of the outstanding shares of the Company's common stock, as well as a majority of the shares of the Company's common stock which are voted at the special meeting of stockholders, excluding those shares held by Robert G. Shaw.

     Simultaneous with the execution of the Merger Agreement, the Company and Recoton entered into an Exclusive World-Wide License and Option to Sell and Option to Purchase Proprietary Rights agreement, which was subsequently amended effective as of May 9, 1996 (as so amended, the "AR Agreement"). Pursuant to the AR Agreement, the Company granted to Recoton, in connection with the proposed acquisition by Recoton pursuant to the Merger Agreement, a one-year exclusive world-wide license (extendible under certain limited circumstances) to the Company's "Acoustic Research" and "AR" trademarks (collectively, the "AR Marks"). Pursuant to the AR Agreement, the Company also granted Recoton an option to purchase the AR Marks, exercisable at any time until the first anniversary of the AR Agreement (or later under certain limited circumstances), for a purchase price of $3.5 million; in addition, the Company acquired an option to sell the AR Marks to Recoton for $3.5 million, exercisable at any time after the termination of the Merger Agreement and before the first anniversary of the AR Agreement (or later under certain limited circumstances).

     Shortly after the Merger Agreement was signed by the Company and Recoton in January 1996, the Company received unsolicited acquisition proposals from Emerson Radio Corp. ("Emerson") to acquire the Company (initially excluding the OEM Business and subsequently including the OEM Business) in an all cash merger transaction. On May 13, 1996, Emerson, through its attorneys, made it most recent offer to the Company. The offer consisted of two alternatives from which Emerson indicated the Company could choose. The first alternative provides that Emerson would acquire the Company for $10.25 per share in cash for each outstanding share of the Company's common stock. The second alternative provides that Emerson would acquire the Company for $10.75 per share in cash for all shares of the Company's common stock held by persons other than Robert G. Shaw and either (i) $8.90 per share in cash for Mr. Shaw's shares; or (ii) $10.75 per share in cash for Mr. Shaw's shares in the event that Mr. Shaw purchases the OEM Business for $27.6 million. A Special Committee of the Company's Board of Directors was formed to negotiate with Emerson and is currently considering the Emerson acquisition proposals described above. However, with respect to the proposals in Emerson's second alternative in the May 13, 1996 offer, it is the opinion of legal counsel to the Special Committee that such proposals are not legally available to the Special Committee under Delaware law without Mr. Shaw's consent, which has not been obtained.

     On May 9, 1996, a stockholder of the Company filed an action in the Court of Chancery of the State of Delaware against the Company, its directors, Recoton, RC Acquisition Sub, Inc., IJI Acquisition, William Blair & Company and WBLCF seeking to enjoin the Merger. The complaint alleges (i) breaches of fiduciary duty by the Company's directors and affiliates of some of the directors by taking various actions, including approving and continuing to pursue the sale of the OEM Business to Robert G. Shaw, refusing to pursue the allegedly higher priced Emerson proposal and imposing allegedly inappropriate asset lockups and termination fees; (ii) that all of the defendants have aided and abetted the alleged breaches of fiduciary duty; and (iii) that various agreements of the Company with Recoton and others are invalid as a matter of Delaware Law. The plaintiff requests temporary and permanent injunctive and declaratory relief, rescission of various transactions, such other equitable or damage relief as the court finds proper and an award of attorney's fees and expenses. The Company believes the complaint is without basis in fact or law and based upon misleading information. The Company and its directors intend to oppose the litigation vigorously.

     On May 10, 1996, the Company filed an action in Federal District Court in Chicago, Illinois against Emerson and its President for violations of proxy solicitation rules and for breach of a confidentiality agreement with the Company. On May 14, 1996, the court entered a temporary restraining order against Emerson and its President, enjoining them from (i) further solicitation of the Company's stockholders or their representatives until Emerson has filed a Proxy Statement with the Securities and Exchange Commission which complies with the provisions of Regulation 14A of the Securities Exchange Act of 1934; (ii) making further solicitation containing false or misleading statements of material fact or material omissions; and
(iii) disclosing confidential information in violation of the confidentiality agreement. On May 20, 1996, Emerson filed a counterclaim in this action alleging that the Company and Robert G. Shaw fraudulently induced Emerson to enter into a confidentiality agreement and failed to negotiate with Emerson in good faith. Emerson requests such other equitable or damage relief as the court finds proper and an award of attorney's fees and expenses. The Company and its directors intend to vigorously pursue this claim against Emerson and to vigorously oppose the counterclaim.

     On May 22, 1996, a stockholder of the Company filed an action in the Court of Chancery of the State of Delaware against the Company, its directors, Recoton and RC Acquisition Sub, Inc., seeking to enjoin the Merger. The complaint alleges (i) breaches of fiduciary duty by the Company's directors, including allegedly failing to act in good faith to negotiate with both Emerson and Recoton, rejecting an allegedly higher priced all cash transaction with Emerson and failing to act reasonably in order to obtain the best price in the sale of the Company; and (ii) that all of the defendants have aided and abetted the alleged breaches of fiduciary duty. The plaintiff requests that the lawsuit be maintained as a class action on behalf of all public stockholders and seeks temporary and permanent injunctive and declaratory relief, rescission of the Merger should it occur, the establishment of a stockholders' committee to participate in the sale of the Company, the awarding of compensatory damages against the defendants, and such other and further relief as the court finds proper and an award of attorneys' fees and expenses. The Company believes the complaint is without basis in fact or law and based upon misleading information. The Company and its directors intend to oppose the litigation vigorously.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the Company's directors, their positions with the Company and principal occupations, and certain other information.



                          Director                                   Director
Name (Age)                 class      Principal Occupation            Since
- - ----------                --------    ---------------------         ----------

Robert G. Shaw (55)          I        Chairman of Board, President      1984
                                      and Chief Executive Officer of
                                      the Company

David G. Chandler (38)       II       Partner, William Blair &          1988
                                      Company (Investment banking
                                      firm)

Robert H. Jenkins (53)       II       President & Chief Executive       1993
                                      Officer, Sunstrand Corporation
                                      since October 1995; Executive
                                      Vice President, Illinois Tool
                                      Works Inc., March 1990 to
                                      September 1995

Donald W. Jenkins (49)      III       Partner, Vedder, Price,           1988
                                      Kaufman & Kammholz
                                      (Counsel to Company);
                                      Assistant Secretary of the
                                      Company

Norman H. McMillan (71)     III       Partner, McMillan/Doolittle       1992
                                      (retail consulting firm)



In addition to being directors of the Company, Messrs. Shaw and Chandler are directors of Gibraltar Packaging Group, Inc. which manufacturers and markets printed paperboard packaging and Mr. Robert H. Jenkins is a director of Sunstrand Corporation and a director of AK Steel Holding Corporation.

   Executive officers are appointed by the Company's Board of Directors for a one-year term and hold office until their successors are elected and qualified, subject to earlier removal by the Board of Directors. The Company's executive officers are Robert G. Shaw and Marc T. Tanenberg. Mr. Tanenberg, Age 44, has been Vice President -- Finance, Chief Financial Officer and Secretary of the Company since 1993. Mr. Tanenberg was Vice President -- Strategic Planning at AAR Corp. during 1993 and was Vice President and Treasurer of Robertson-CECO (formerly CECO Industries) from 1988 to 1991.

ITEM 11.  EXECUTIVE COMPENSATION

   The following table shows all the cash compensation paid or deferred by the Company or any of its subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the executive officers of the Company.

                           SUMMARY COMPENSATION TABLE


                                 Annual Compensation                     Long-Term
                                ---------------------                   Compensation
                                                                        ------------
                                                                      Awards     Payouts
                                                                      ------     --------    All
                                                                      Stock       Long-     other
Name & Principal                                                     Options      term      Comp-
    Position               Year     Salary     Bonus (1)   Other     (Shares)  Incentive   ensation
                           ----     ------     --------    -----     --------  ---------   --------
Robert G. Shaw
  Chairman of Board        1996    $285,000    $50,000    $13,030      None      None      $17,200
  President and Chief      1995     270,000    289,790     13,030      None      None       22,357
  Executive Officer        1994     250,000    153,550     19,745      None      None       24,777



Marc T. Tanenberg
  Secretary, Vice -        1996     141,643    28,669       None       3,000     None       12,672
  President Finance &      1995     131,589    73,968       None       6,500     None        9,590
  Chief Financial          1994(3)   32,411    23,647       None       10,000    None          115
  Officer




   (1)   Mr. Shaw's 1996, 1995 and 1994 bonus includes $23,450, $273,240 and
$137,000, respectively, paid to Mr. Shaw pursuant to the Company's annual incentive plan and $16,550, $16,550 and $16,550, respectively, paid to Mr. Shaw to reimburse him for the premium paid by Mr. Shaw to maintain a term life insurance policy pursuant to an agreement between the Company and Mr. Shaw.

   (2) All other compensation includes the Company's contributions to the Company's profit sharing plan, the Company matching contributions under the Company's 401 (K) Plan and premiums paid for life insurance policies owned by the executive officers in the respective amounts of $7,500, $4,500 and $5,200 for Mr. Shaw and $7,500, $4,500 and $672 for Mr. Tanenberg.

   (3) Mr. Tanenberg became an employee and executive officer of the Company on November 29, 1993.

                          OPTION EXERCISES AND HOLDINGS

   The following tables set forth information with respect to the named executives concerning exercise of options during the fiscal year and the unexercised options held as of the end of the fiscal year.

                                                                                        Value of unexercised
                                                           Number of Unexercised           In-The-Money
                                                      Options at Fiscal Year End    Option at Fiscal Year End(1)
                                                     ---------------------------    ---------------------------

Name                         Shares
- - ----                        Acquired      Value
                           On Exercise   Realized      Exercisable  Unexercisable  Exercisable   Unexecisable
                           -----------   --------      -----------  -------------  -----------   ------------
Robert G. Shaw                  0          $0              0              0             $0             $0
Marc T. Tanenberg               0           0           8,833        10,667        $11,249         $8,876



 (1) Value based on market value of the Company's Common Stock at the end of fiscal 1996 minus the exercise price.

                                  OPTION TABLE

   The following table discloses, for the Chief Executive Officer and other named executives, the gain that would be recognized if the options granted in the current fiscal year were exercised when the Company's Common Stock stock price had appreciated by the percentage levels indicated from the market price on the date of the grant.

                                                                                       Potential Realizable
                                                                                         Value at Assumed
                                                                                         Annual Rates of
                                                                                           Stock Price
                                                                                         Appreciation for
                                     Individual Grants                                     Option Term (1)
                       ----------------------------------------------------              ------------------
                                           % of Total
                                             Options
                                            Granted to
                        Options            Employees in   Exercise or    Expiration
Name                    Granted            Fiscal Year    Base Price        Date           5%          10%
- - ----                    -------            -----------    -----------       -----         ---          ----
Robert G. Shaw            0                   0.0%           N/A             N/A           N/A         N/A
Marc T. Tanenberg     3,000(2)                3.4%          $7.25          9/27/05      $13,678      $34,664



 (1) The amounts set forth represent the value that would be received by the executive officers upon exercise of the option on the date before the expiration date of the option based upon assumed annual growth rates in the market value of the Company's Common Stock of 5% and 10%, rates prescribed by applicable SEC rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's Common Stock and other factors such as the general condition of the stock markets and the timing of the exercise of the options.


 (2) Represents options granted on September 27, 1995, which become exercisable in one-third increments on each of the first, second and third anniversaries of the grant.

EMPLOYMENT AGREEMENT

   The Company entered into an Employment Agreement with Mr. Shaw effective as of January 1, 1992, which provided for an annual base salary of $250,000 for 1993 and 1994, subject to increase thereafter at the discretion of the Board of Directors. Mr. Shaw's annual base salary for fiscal year 1996 was increased to $285,000. The Employment Agreement had an original five-year term but is automatically extended each year for an additional year unless either party gives 90 days' notice of non-extension prior to each anniversary date thereof. In addition to base salary, Mr. Shaw is entitled to a potential bonus of up to 100% of his base salary under the Company's annual incentive plan, to participate in the Company's various other employee benefit plans, and to continue to receive certain perquisites. In the event that Mr. Shaw should leave employ of the Company, he has agreed not to compete with the Company for a period of 24 months following such departure. In the event that Mr. Shaw's employment is terminated by the Company for any reason other than cause, Mr. Shaw will be entitled to receive as severance pay a lump sum payment equal to the base salary and maximum bonuses he would have received during the remainder of the employment term plus 30% of the base salary in the year of termination to compensate for loss of benefits. If such departure occurs after a change in control of the Company, Mr. Shaw's severance benefit will be increased by the value of the benefits that he would have received during the remainder of the term as well as a supplemental payment to reimburse Mr. Shaw for any excise taxes on excess parachute payments which may be imposed upon his severance or other benefits after a change in control. If there were a change of control and Mr. Shaw were to be terminated as of the date hereof for any reason other than cause he would be entitled to receive an amount equal to approximately $4.9 million, assuming reimbursement for the maximum amount of excise taxes that could be imposed under current tax laws.

   On January 3, 1996, Mr. Shaw entered into an amendment of his Employment Agreement with Recoton and RC Acquisition Sub, Inc., pursuant to which Mr. Shaw waived his right to change of control payments effective upon the consummation of the Merger.

BOARD OF DIRECTORS AND STOCK OPTION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The functions customarily attributable to a compensation committee were performed by the Board of Directors as a whole. The Board of Directors is responsible for developing and determining the Company's executive compensation policies. The goal of the Board of

Directors is to ensure that an appropriate relationship exists between executive pay and the creation of stockholder value, while at the same time motivating and retaining key employees. To achieve this goal, the Company's executive compensation policies integrate annual base compensation with bonuses based upon both corporate and individual performance. Measurement of corporate performance is based upon a comparison with the Company's goals for the year. Accordingly, in years in which performance goals are achieved or exceeded executive bonuses tend to be higher than in years in which performance goals are not met. Annual cash compensation, together with the payment of equity-based incentive compensation, is designed to attract and retain qualified executives and to ensure that such executives have a continuing stake in the long-term success of the Company.

   During fiscal 1996, the Company's compensation package for officers was comprised of (i) base salary, (ii) annual incentive in the form of fiscal year-end bonuses, and (iii) except in the case of Mr. Shaw, long-term compensation consisting of options awarded under the Company's 1991 Stock Incentive Plan.

   Annual base salary levels for the Company's officers, other than Mr. Shaw, are fixed at levels somewhat below average or median amounts paid to senior managers with comparable qualifications, experience and responsibilities at other companies of similar size as the Company, based on a survey utilized by the Company. The annual bonuses and incentive stock options are intended to provide total compensation packages which are competitive and which will attract and retain qualified executives. Mr. Shaw's annual base salary is set pursuant to the employment agreement described above.

   Mr. Tanenberg is currently entitled to a maximum potential bonus of 55% and Mr. Shaw 100%, of their respective salaries each fiscal year. The actual fiscal year-end bonuses for the executive officers are based on four components, two of which (comprising a majority of the maximum bonus) are based on formulas measuring the Company's performance in achieving its profit goal for the fiscal year and its return on investment goals for the fiscal year. The other two components of the bonus calculation are based upon individual performance, including the extent to which the executive officer achieved his management objectives and an overall assessment of the executive officer's performance. Based on the extent to which the Company achieved its profit and return on investment goals, and in the case of Mr. Tanenberg the evaluation of his performance and bonus recommendations by Mr. Shaw, the Board of Directors awarded Mr. Tanenberg the bonus set forth in the Summary Compensation Table. With regard to Mr. Shaw, based on the same formula for measuring the Company's performance and the Board's evaluation of his individual performance, Mr. Shaw was awarded the bonus set forth in the Summary Compensation Table.

   The Company also has a 1991 Stock Incentive Program Plan that authorizes the Stock Option Committee to award non-qualified or incentive stock options, shares of restricted stock or stock appreciation rights. The Stock Option Committee selects the persons to receive grants and establishes the terms and conditions of such grants. In general, the Company has used stock options as a part of its compensation programs for executive officers and employees throughout the Company with a view toward giving the executive officers and employees a stake in the Company's future and compensation opportunities directly aligned with the creation of stockholder value. In fiscal 1996, the Stock Option Committee granted options to the executive officer, other than Mr. Shaw, in furtherance of this philosophy. The number of options granted to such executive officer reflects the Stock Option Committee's assessment of his level of responsibility and its desire to match the award level with his responsibility level.

                                              Directors and Members
            Board of Directors              of Stock Option Committee
           -------------------              --------------------------
              Robert G. Shaw                      Robert G. Shaw
            David G. Chandler                   David G. Chandler
            Donald W. Jenkins                   Donald W. Jenkins
            Robert H. Jenkins
           Norman H. McMillan

COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND FEDERAL INCOME TAX CONSEQUENCES

   During fiscal 1996, the Board of Directors performed the functions customarily attributable to a compensation committee and was primarily responsible for determining executive compensation, and the members of the Stock Option Committee made decisions relating to stock option grants to executive officers and non-affiliated directors. Mr. Shaw participated in the Board's deliberations with regard to the compensation of the other executive officer, but did not participate in the Board's deliberations with respect to his own compensation.

   Effective for the Company's 1995 fiscal year, the federal income tax deduction which the Company may take for otherwise deductible compensation payable to executive officers who are treated as "named executive officers" will be limited by the revenue Reconciliation Act of 1993 (the "1993 Tax Act") to $1,000,000. Under the provisions of the 1993 Tax Act, the deduction limit on compensation will apply to all compensation, except compensation deemed under the 1993 Tax Act to be "performance based" and certain compensation related to retirement and other employee benefit plans. To date, no final regulations have been issued by the Internal Revenue Service with respect to these provisions of the 1993 Tax Act. The Board of Directors does not believe that the provision of the 1993 Tax Act will limit the deductibility of compensation expected to be paid by the Company; however, the Board of Directors will continue to evaluate the impact of such provisions and take such actions as it deems appropriate.

                             STOCK PERFORMANCE CHART


     The Board of Directors and Stock Option Committee Report on Executive Compensation and Stock Performance Chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except as to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

     The chart below compares cumulative total return of International Jensen Incorporated, the NASDAQ Composite for U.S. market companies and the Peer Group, a peer group consisting of common stocks of various domestic companies in the audio products industry including Boston Acoustics, Inc., Carver Corporation, Cobra Electronics Corporation, Harman International Industries, Inc., Polk Audio, Inc., Recoton Corporation and Audiovox Corporation. The chart assumes $100 invested on February 12, 1992 and the reinvestment of dividends. Stock performances shown on the chart are not necessarily indicative of future price performances.

                        INTERNATIONAL JENSEN INCORPORATED
                      COMPARISON OF CUMULATIVE TOTAL RETURN


                               IPO 2/12/92       F'92     F'93     F'94     F'95       F'96
 International Jensen Inc.      100.00           126.09    80.43    72.83    91.30      70.65

 NASDAQ Composite               100.00           103.31   109.97   130.14   131.95     183.98

 Peer Group                     100.00           119.08   146.48   251.69   263.85     261.24


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

     The following tables sets forth the beneficial ownership of Common Stock as of May 28, 1996 with respect to (i) each person known to the Company currently to own more than 5% of the issued and outstanding Common Stock,
(ii) each director of the Company and (iii) all directors and executive officers as a group.


                                                   Number of
Name                                                 Shares      Percent
- - ----                                               ---------     --------
Robert G. Shaw (1)                                 2,111,854       36.8%
William Blair Leveraged Capital Fund (WBLCF) (2)   1,487,500       25.9%
Recoton Corporation (Recoton) (2)                  1,487,500       25.9%
Fidelity Management and Research Company
  (Fidelity) (2),(3)                                 567,000        9.9%
Fidelity Low-Priced Stock Fund (The Fund) (2)        567,000        9.9%
David G. Chandler (4)                                  3,333         *
Donald W. Jenkins (5)                                  8,912         *
Robert H. Jenkins (6)                                  9,912         *
Norman H. McMillan (7)                                10,912         *
All directors and executive officers
  as a group (6 persons) (8)                       2,162,256       35.7%


* represents less than 1%

(1) Includes 25,000 shares held by a charitable foundation for which Mr. Shaw and his wife serve as trustees. Mr. Shaw disclaims beneficial ownership of all shares held in trust. Mr. Shaw's address is 25 Tri-State
International Office Center, Suite 400, Lincolnshire, Illinois 60069.

(2) WBLCF's address is 222 West Adams, Chicago, Illinois 60606. The address for each of Fidelity and the Fund is 82 Devonshire Street, Boston, Massachusetts 02109. WBLCF has granted Recoton an option to purchase WBLCF's shares and voting rights to vote the shares held by WBLCF under certain circumstances. Recoton's address is 2950 Lake Emma Road, Lake Mary, Florida 32746.

(3) Includes 567,000 shares held by the Fund. Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, Fidelity, a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, is deemed to be a beneficial owner of 567,000 shares as a result of acting as investment advisor to several stock companies, including the Fund. FMR Corp. and Edward C. Johnson III, 34% stockholder of FMR Corp., are also deemed to have beneficial ownership as a result of their direct and indirect control of Fidelity.

(4) Includes 2,333 shares subject to option granted under the 1994 Non-Employee Director Plan which are currently exercisable or will be exercisable within sixty days of the date hereof. Excludes 1,487,500 shares held by WBLCF. Mr. Chandler is a general partner of the general partner of WBLCF and therefore may be deemed to share beneficial ownership of such shares.

(5) Includes 3,000 shares held in the individual retirement accounts of Mr. Jenkins and his wife and 2,333 shares subject to options granted under the 1994 Non-Employee Director Plan which are currently exercisable within sixty days of the date hereof. Also includes 3,579 shares deferred under the 1994 Non-Employee Director Plan.

(6) Includes 4,000 shares subject to options granted under the 1991 Stock Incentive Plan and 2,333 shares subject to options granted under the 1994 Non-Employee Director Plan which are currently exercisable or will be exercisable within sixty days of the date hereof. Also includes 3,579 shares deferred under the 1994 Non-Employee Director Plan.

(7) Includes 4,000 shares subject to options granted under the 1991 Stock Incentive Plan and 2,333 shares subject to options granted under the 1994 Non-Employee Director Plan which are currently exercisable or will be exercisable within sixty days of the date hereof. Also includes 3,579 shares deferred under the 1994 Non-Employee Director Plan.

(8) Includes 37,402 shares subject to options granted under the Company's Stock Option Plan, the 1991 Stock Incentive Plan and the 1994 Non-Employee Director Plan which are currently exercisable or will be exercisable with sixty days of the date hereof. Does not include an aggregate of 20,835 shares which certain directors and executive officers of the Company have rights to acquire under options granted pursuant to the Company's Stock Option Plan, the 1991 Stock Incentive Plan and the 1994 Non-Employee Director Plan, which options are not currently exercisable and will not be exercisable within sixty days of the date hereof.

ITEM 13.  CERTAIN RELATIONSHIPS
          AND RELATED TRANSACTIONS

     In July 1991, the Company and Mr. Shaw entered into an agreement obligating the Company and Mr. Shaw to maintain certain insurance on Mr. Shaw's life and obligating the Company to purchase from Mr. Shaw's estate certain shares of Common Stock in the event of Mr. Shaw's death. One of the primary purposes of the agreement is to provide liquidity to Mr. Shaw's estate so as to avoid the possible need for sale of a significant number of his shares upon his death. Under the agreement, the Company has purchased term life insurance policies on the life of Mr. Shaw having an aggregate death benefit of $16.5 million at an annual premium of $94,000. In the event of Mr. Shaw's death, the Company will be obligated to apply up to $9.5 million of such death benefits toward the redemption of shares of Common Stock held by his estate at the fair market value thereof. Mr. Shaw's estate would also have the right to sell shares of Common Stock not redeemed from the insurance proceeds to the Company over a 10-year period after such redemption, subject to annual limitations on the number of shares which the Company is required to purchase. It is currently intended that up to $500,000 of any such life insurance proceeds would be used by the Company to pay special one-time bonuses to certain key employees who remain in the employ of the Company for at least one year after Mr. Shaw's death. The Company has agreed to provide Mr. Shaw with an annual bonus equal to the after-tax premium cost to Mr. Shaw for the purposes of maintaining a term life insurance policy in the amount of $2.5 million payable to Mr. Shaw's designated beneficiaries. The amount of such bonus paid to Mr. Shaw during the 1996 fiscal year is included in the Summary Compensation Table above, and consists of $16,550 to pay the premium on such policy and $13,030 to reimburse Mr. Shaw for taxes related to such bonus.
The term of the agreement will extend for so long as Mr. Shaw is employed by the Company pursuant to the Employment Agreement described above.

DIRECTOR COMPENSATION

     Each Director who is not an officer of the Company is paid a fee of $19,000 annually for serving as a director of the Company.

     The Company's 1994 Stock Option and Purchase Plan for Non-Employee Directors (the "1994 Non-Employee Director Plan") granted to each non-employee director an initial option to purchase 3,000 shares of the Company's Common Stock on July 1, 1994, the effective date of the 1994 Non-Employee Director Plan, and grants an annual option to purchase 1,000 shares of Common Stock on January 1st of each year in which each non-employee director continues to serve as a non-employee director. The purchase price of each share of common Stock covered by each option was equal to 100% of the fair market value of the Common Stock on the effective date of the plan as to the initial option and is 100% of the fair market value of the Common Stock on the business day following the date of grant as to each annual option. A non-employee director must serve continuously as a director for twelve consecutive months following the grant date of an option before any part of such option may be exercised, unless the director dies or becomes disabled within the waiting period. After the waiting period such option becomes exercisable in one-third increments on each of the first, second and third anniversaries of the grant. During fiscal year 1996, David G. Chandler, Donald W. Jenkins, Robert H. Jenkins and Norman H. McMillan, the Company's non-employee directors, each received options for 1,000 shares on January 1, 1996, at a per share exercise price of $9.75.

     The 1994 Non-Employee Director Plan permits non-employee directors to elect to have all or a portion of the director's fees payable to them by the Company applied to the purchase of shares of Common Stock of the Company at a price equal to 100% of the fair market value of a Common Share on the purchase date. The 1994 Non-Employee Director Plan also permits non-employee directors to defer receipt of Common Stock to be purchased with director's fees and dividends paid by the Company on such Common Stock for any period elected by the non-employee directors. During Fiscal 1996, Messrs. Donald W. Jenkins, Robert H. Jenkins and Norman McMillan received on a deferred basis 2,520 shares at a range of $6.75 to $9.00 per share (determined as of April 1, 1995, July 1, 1995, October 1, 1995 and January 1, 1996) pursuant to such elections.

CERTAIN OTHER AGREEMENTS

     On May 1, 1996, WBLCF entered into an agreement with Recoton pursuant to which WBLCF has (i) agreed to vote its shares of the Company's common stock in favor of the Merger and against any third party transaction that would interfere with the Merger, (ii) granted a proxy to Recoton to vote its shares under certain circumstances, and (iii) granted Recoton an option to purchase its shares of the Company's common stock at $8.90 per share plus 50% of any net proceeds over $8.90 which Recoton receives upon the sale of such shares to the extent such net proceeds do not exceed $10.90 per share plus 100% of the net proceeds which Recoton may receive over $10.90 per share upon such sale.

     On May 1, 1996, Robert G. Shaw entered into an agreement with Recoton pursuant to which Mr. Shaw will pay Recoton 50% of the difference between (i) the net proceeds per share received by Mr. Shaw, but not to exceed $10.90 per share, and (ii) $8.90 per share, resulting from the transfer of any or all of his shares by way of merger, tender offer or otherwise to a third person other than Recoton. Recoton shall reimburse Mr. Shaw 50% of Federal and state income taxes which are incurred by Mr. Shaw as a result of Recoton's receipt of any portion of the sale proceeds.

     On May 1, 1996, Recoton, RC Acquisition Sub, Inc., the Company and Mr. Shaw entered into an employment agreement, which becomes effective upon the Merger, pursuant to which Mr. Shaw will become a director and executive officer of Recoton, and will become the President and Chief Executive Officer of the surviving corporation.

     On or about November 9, 1995, the Company entered into Transitional Employment Agreements with certain of its employees including Marc T. Tanenberg. Each such agreement would become effective upon the occurrence of a "Change of Control" (as therein defined). The Merger will constitute a Change of Control under such agreements. However, if the applicable executive's employment is terminated or the executive ceases to be an officer of the Company before a Change of Control but the executive reasonably demonstrates that the prior change was connected with or in anticipation of the Change of Control and not based on substandard performance, then the agreement will be effective immediately prior to such termination or loss of status as an officer.

     During the employment period the executive may terminate employment for "Good Reason" (as therein defined) and become entitled to receive severance benefits including (i) a lump sum equal to executive's unpaid base salary through the date of termination, any compensation previously deferred by the executive, any accrued vacation pay and a severance amount equal to the sum of the executive's current annual base salary and a full annual bonus, (ii) continuation of the executive's employment under any stock option plans or other equity incentive plans or programs of the Company for purposes of determining the date on which any option or similar rights become exercisable or expire and the date on which any stock restrictions lapse, and (iii) for one year after such termination, the Company is required to provide certain welfare plan coverage for the executive and/or the executive's family. The agreement also provides for certain benefits upon termination of the employment of the executive by death or disability.

     The Board of Directors has approved bonuses to two officers of the Company in the aggregate amount of $100,000 (including $50,000 payable to Marc
T. Tanenberg, Vice President--Finance and Chief Financial Officer of the Company), payable upon the sale of the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and
  Board of Directors of
  International Jensen Incorporated

Our report on the consolidated financial statements of International Jensen Incorporated and Subsidiaries has been included on page 20 in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 41 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                      COOPERS & LYBRAND L.L.P.


Chicago, Illinois
May 24, 1996

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

  (a)  1. Financial Statements:

          Report of Independent Accountants

          Consolidated Balance Sheets at February 29, 1996 and February 28, 1995

          Consolidated Statements of Operations for each of the fiscal years ended February 29, 1996, February 28, 1995 and 1994

          Consolidated Statements of Cash Flows for each of the fiscal years ended February 29, 1996, February 28, 1995 and 1994

          Consolidated Statements of Stockholders' Equity for each of the fiscal years ended February 29, 1996, February 28, 1995 and 1994

          Notes to Consolidated Financial Statements


       2. Financial Statement Schedule:

          Report of Independent Accountants

          Schedule II -- Valuation and Qualifying Accounts


       3. Exhibits:

          The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the exhibit index which follows the consolidated financial statements and financial statement schedules and immediately precedes the exhibits filed.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Chicago, State of Illinois, on the 28th day of May, 1996.

                                     INTERNATIONAL JENSEN INCORPORATED



                                     By: /s/     Robert G. Shaw      .
                                        ------------------------------
                                                 Robert G. Shaw
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER


                               POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Robert G. Shaw, Marc T. Tanenberg and James E. Sula as true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 28th day of May, 1996, by the following persons in the capacities indicated.

          Signature                            Title
          ---------                            -----

   /s/ David G. Chandler                      Director
- - ----------------------------
   David G. Chandler

   /s/ Norman H. McMillan                     Director
- - ----------------------------
   Norman H. McMillan

   /s/ Donald W. Jenkins                      Director
- - ----------------------------
   Donald W. Jenkins

   /s/ Robert H. Jenkins                      Director
- - ----------------------------
   Robert H. Jenkins

   /s/ Robert G. Shaw                         Chief Executive Officer, President
- - ----------------------------                  and Director
   Robert G. Shaw

   /s/ James E. Sula                          Corporate Controller (chief
- - ----------------------------                  accounting officer)
   James E. Sula

   /s/ Marc T. Tanenberg                      Secretary, Vice President--
- - ----------------------------                  Finance and Chief Financial
   Marc T. Tanenberg                          Officer

                     INTERNATIONAL JENSEN INCORPORATED AND SUBSIDIARIES

                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     (Dollars in thousands)

                                                 Additions
                                                 ---------
                               Balance at   Charged      Charged                   Balance
                                Beginning  to Costs     to Other                   at End
                                   of        and        Accounts      Deductions     of
    Description                   Year     Expenses     (Describe)    (Describe)    Year
    -----------                ----------  --------     ----------    ----------   --------
Allowance for
doubtful accounts:
   Year ended February 29, 1996  $2,157      $1,405          --         $1,175(a)    $2,387
   Year ended February 28, 1995   2,006       1,137          --            986(a)     2,157
   Year ended February 28, 1994   1,007       2,341          --          1,342(a)     2,006



___________
(a)  Accounts written off net of recoveries

                                        EXHIBIT INDEX

Exhibit
Number                       Document Description
- - --------                     --------------------

2.1 Third Amended and Restated Agreement and Plan of Merger among Recoton Corporation, RC Acquisition Sub, Inc. And
        International Jensen Incorporated dated as of January 3, 1996 incorporated by reference to Exhibit 2.1 to the Company's report on form 8-K filed with the Commission on or about May 16, 1996.

2.2 Second Amended and Restated Agreement for Purchase and Sale of the Assets of the OEM Business of International Jensen Incorporated by and to IJI Acquisition Corp. Dated as of January 3, 1996 incorporated by reference to Exhibit 2.2 to the Company's report on form 8-K filed with the Commission on or about May 16, 1996.

2.3 Exclusive World-Wide License and Option to Sell and Option to Purchase Proprietary Rights, dated January 3, 1996, by and between International Jensen Incorporated and Recoton Corporation incorporated by reference to the Company's report on form 8-K filed with the Commission on or about January 3, 1996.

2.4 Amendment to Exclusive World-Wide License and Option to Sell and Option to Purchase Proprietary Rights entered into as of May 9, 1996, between International Jensen Incorporated and Recoton Corporation incorporated by reference to Exhibit 2.3 to the Company's Report on form 8-K filed with the Commission on or about May 16, 1996.

2.5     Employment Agreement between RC Acquisition Sub, Inc.,
        Robert G. Shaw, International Jensen Incorporated and Recoton Corporation incorporated by reference to Exhibit 2.8 to the Company's report on form 8-K filed with the Commission on or about May 7, 1996.

2.6 Amended and Restated Escrow Agreement made as of May 1, 1996, between International Jensen Incorporated and Recoton Corporation, but executed on May 9, 1996 incorporated by reference to Exhibit 2.4 to the Company's report on form 8-K filed with the Commission on or about May 16, 1996.

2.7     Agreement dated as of May 9, 1996, between Recoton
        Corporation and International Jensen Incorporated incorporated by reference to Exhibit 2.5 to the Company's report on form 8-K filed with the Commission on or about May 16, 1996.

3.1     Restated Certificate of Incorporation and Amended and
        Restated Bylaws, incorporated by reference to Exhibits 3.1 and 3.2, respectively, to the Registrant's Registration Statement on Form S-l (Registration No. 33-44760) filed with the Commission on or about December 31, 1991.

4.2 Form of Common Stock Certificate incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1992 filed with the Commission on or about May 29, 1992.

10.1 Registration Agreement dated as of November 2, 1988 by and among IJI Acquisition Company, William Blair & Company and Robert
        G. Shaw incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-l (Registration No. 33-44760) filed with the Commission on or about December 31, 1991.

10.2    First Amendment to Executive Stock Agreement dated as of
        June 14, 1989 by and among International Jensen Incorporated, William Blair Leveraged Capital Fund Limited Partnership and Robert
        G. Shaw, as amended by Agreement dated December 18, 1991 by and between International Jensen

        Incorporated and William Blair Leveraged Capital Fund Limited Partnership, incorporated by reference to Exhibits 10.7 and 10.8 to Registrant's Registration Statement on Form S-l (Registration No. 33-44760) filed with the Commission on or about December 31, 1991.

10.3    Agreement dated as of July 17, 1991 by and among William
        Blair Leveraged Capital Fund Limited Partnership, International Jensen Incorporated and Robert G. Shaw incorporated by reference to
        Exhibit 10.9 to the Registrant's Registration Statement on Form S-l (Registration No. 33-44760) filed with the Commission on or about December 31, 1991.

10.4    Office Lease dated February 3, 1989 by and between LaSalle
        National Bank, as Trustee and International Jensen Incorporated, as amended incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-l (Registration No. 33-44760) filed with the Commission on or about December 31, 1991.

10.5 Industrial Building Lease dated November 16, 1979 by and between American National Bank and Trust Company of Chicago, as Trustee and International Jensen Incorporated, as amended, incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-l (Registration No. 33-44760) filed with the Commission on or about December 31, 1991.


10.6 International Jensen Incorporated Management Stock Plan incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-l (Registration No. 33-44760) filed with the Commission on or about December 31, 1991.

10.7 International Jensen Incorporated Stock Option Plan incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-l (Registration No. 33-44760) filed with the Commission on or about December 31, 1991.

10.8 International Jensen Incorporated 1991 Stock Incentive Plan incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-l (Registration No. 33-44760) filed with the Commission on or about December 31, 1991.

10.9 Employment Agreement dated December 19, 1991 by and between International Jensen Incorporated and Robert G. Shaw incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-l (Registration No. 33-44760) filed with the Commission on or about December 31, 1991.

10.10 Form of Management Stock Purchase and Restriction Agreement incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the

        Registrant's Registration Statement on Form S-l (Registration No. 33-44760) filed with the Commission on or about February 7, 1992.

10.11   Form of Amendment No. 1 to Management Stock Purchase and
        Restriction Agreement incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registrant's Registration Statement on Form S-l (Registration No. 33-44760) filed with the Commission on or about February 7, 1992.

10.12 Form of Indemnity Letter Agreement between the Company and certain stockholders of the Company who were selling stockholders in the Company's initial public offering, incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant's
        Registration Statement on Form S-l (Registration No. 33-44760) filed with the Commission on or about February 7, 1992.

10.13 Industrial Building Lease dated August 5, 1992 by and between Neburgh Industrial Group, as lessor and International Jensen Incorporated, incorporated by reference to Exhibit 19.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1992 filed with the Commission on or about October 15, 1992.

10.14 Business Park Full Gross Lease dated August 11, 1992 by and between Peter B. Bedford and Kirsten N. Bedford, Bedford Properties, Inc., as lessorand Now Hear This, Inc. incorporated by reference to
        Exhibit 19.2 to theRegistrant's Quarterly Report on Form 10-Q for the quarterly period endedAugust 31, 1992 filed with the Commission on or about October 15, 1992.

10.15 Purchase agreement, dated September 30, 1993, by and between Mr. Heribert Mackenthun and IJI German Holdings GmbH incorporated byreference to the Company's report on form 8-K filed with the commission onor about October 15, 1993.

10.16   Acquisition Finance Facility Agreement dated September 22,
        1993 by and between IJI German Holdings GmbH and Bank of Montreal incorporated by reference to Exhibit 19.2 to the Registrant's Quarterly Report on Form 10-Qfor the quarterly period ended August 31, 1993 filed with the Commission on or about October 15, 1993.

10.17   Agreement, dated October 25, 1993 by and among A.E.B.
        s.r.l., Entel s.r.l., Mr. Arturo Vicari and IJI European Holdings, Inc. incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1993 filed with the Commission on or about January 15, 1994.

10.18 Third Amendment to Industrial Building Lease by and between American National Bank and Trust Company of Chicago, as Trustee and

        International Jensen Incorporated filed with the Commission on or about May 27, 1994.

10.19   International Jensen Incorporated 1994 Stock Option and
        Purchase Plan for Non-Employee Directors (filed herewith).

10.20 Second Amendment to Lease Agreement dated May 6, 1994, by and between Benicia Properties and IJI Specialty Audio incorporated by reference to Exhibit 19.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1994 filed with the Commission on or about July 13, 1994.

10.21 Multi-currency Credit Agreement dated June 6, 1994 by and between International Jensen Incorporated, its subsidiaries and Harris Trust and Savings Bank incorporated by reference to Exhibit
        19.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1994 filed with the Commission on or about July 13, 1994.

10.22   Note Agreement effective June 8, 1994 by and between
        International Jensen Incorporated and Connecticut Mutual Life Insurance Company incorporated by reference to Exhibit 19.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 1994 filed with the Commission on or about July 13, 1994.

10.23   Lease Expansion and Extension Agreement dated September 9,
        1994, by and between League General Insurance and International Jensen Incorporated, incorporated by reference to Exhibit 19.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1994 filed with the Commission on or about October 13, 1994.

10.24   Amendment of Employment Agreement dated as of January 3,
        1996, between Recoton Corporation and RC Acquisition Sub, Inc. and Robert G. Shaw incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1995 filed with the Commission on or about January 12, 1996.

10.25 Transitional Employment Agreement dated November 9, 1995, by and between International Jensen Incorporated and Marc T. Tanenberg, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1995 filed with the Commission on or about January 12, 1996.

10.26 Amendment to International Jensen Incorporated 1991 Stock Incentive Plan dated as of June 20, 1995, filed with the Commission on or about July 14, 1995.

10.27 First Amendment to Amended and Restated Credit Agreement dated as of May 24, 1996, among the Company, its subsidiaries and Harris Trust and Savings Bank, LaSalle National Bank and The First National Bank of Chicago (filed herewith).

11.1 Statement re: computation of per share earnings (filed herewith).

22.1    Subsidiaries of International Jensen Incorporated (filed herewith).

24.1    Consent of Coopers & Lybrand L.L.P.(filed herewith).

25.1    Power of Attorney (filed as part of the signature page hereto).

27.1    Financial Data Schedule (filed herewith).