Form 10-Q
period 1996-05-31
INTERNATIONAL JENSEN INC
filed 1996-07-15
CIK 853261

                       	SECURITIES AND EXCHANGE COMMISSION
		                            Washington, D.C. 20549

                      		             FORM 10-Q

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
 	              	(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 1996

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 0-19779

                     INTERNATIONAL JENSEN INCORPORATED
          (Exact Name of Registrant as Specified in its Charter)

               Delaware                            13-3346656
              ---------			                     		  ----------
      (State of Incorporation)           (I.R.S. Employer Identification	No.)


      25 Tri-State International Office Center
      Suite 400
      Lincolnshire, Illinois                        60069
      ----------------------				                  	-------
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

      Yes [X] No[ ]

      On July 12, 1996, 5,738,132 common shares of International
      Jensen Incorporated were outstanding.

                  		  International Jensen Incorporated
		                  Condensed Consolidated Balance Sheets
		                         (Dollars in thousands)

                               						         May 31,   February 29,
	 	 				                                       1996         1996
							                                        (Unaudited)

ASSETS
Current assets:
Cash                                         	 $3,635     $4,416
Accounts receivable, net of allowance
 for doubtful accounts of $2,319 and
 $2,387, respectively                          60,988     50,251
Inventories                                    39,390     39,615
Deferred income taxes                           3,715      3,715
Other current assets                            4,381      4,342
							                                      --------   --------
 Total current assets                         112,109    102,339

Property, plant and equipment                  37,717     36,804
Accumulated depreciation                      (20,212)   (18,996)
							                                      --------   --------
Net fixed assets                               17,505     17,808

Noncurrent deferred income taxes                4,272      4,272
Other noncurrent assets                         8,001      8,215
							                                      --------   --------

 Total assets                                $141,887   $132,634
							                                      ========   ========
See accompanying notes.


                         International Jensen Incorporated
                       Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                 						        May 31,   February 29,
                                                1996        1996
                                                  (Unaudited)

LIABILITIES
Current liabilities:
Short-term borrowings                           $33,287    $27,391
Accounts payable                                 13,125     12,027
Current maturities of long-term debt                 38         49
Long-term debt reclassified as current           15,000     15,000
Accrued taxes                                     2,357      2,211
Accrued liabilities                              17,887     15,540
							                                        --------   --------
 Total current liabilities                       81,694     72,218

Long-term debt                                      825        859
Other noncurrent liabilities                        429        408
Excess of fair value of acquired assets
 over cost, net                                   4,047      4,434
							                                        --------   --------
 Total liabilities                               86,995     77,919

STOCKHOLDERS' EQUITY
 Total stockholders' equity                      54,892     54,715
							                                        --------   --------
 Total liabilities and
   stockholders' equity                        $141,887   $132,634
							                                        ========   ========
See accompanying notes.


                        International Jensen Incorporated
                 Condensed Consolidated Statements of Operations
                   (Dollars in thousands except per share data)
                                  (Unaudited)

                                						          Three Months
							                                         Ended May 31,
                                                1996     1995
Net sales                                     $62,796   $65,284
Cost of goods sold                             45,022    47,433
							                                       -------   -------
  Gross profit                                 17,774    17,851

Operating expenses:

 Selling, marketing and
   administration expenses                     15,675    15,797
							                                       -------   -------
  Operating income                              2,099     2,054

Other (income) expense:
 Interest (income)                                (46)      (67)
 Interest expense                                 942     1,053
 Other (income) expense                            11      (149)
							                                       -------   -------
Income before provision
     for income taxes                           1,192     1,217

Provision for income taxes                        441       450
							                                       -------   -------
Net income                                       $751      $767
							                                       =======   =======

  Average shares outstanding                    5,800     5,764
							                                       =======   =======

  Net income per common share                   $0.13     $0.13
							                                       =======   =======

See accompanying notes.


                        International Jensen Incorporated
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (unaudited)

                                     							     Three Months Ended
    							                                            May 31,
                                  	                1996      1995
Cash flows from operating activities:
  Net income                                       $751     $767
Adjustments to reconcile net income to
net cash used in operating activities:
  Depreciation                                    1,211    1,216
  Amortization                                     (234)    (249)
  Provision for doubtful accounts                   161      254
  Changes in assets and liabilities:
   Accounts receivable                          (11,002)  (5,495)
   Inventories                                       85   (2,107)
   Other current assets                              --      677
   Accounts payable                               1,177     (553)
   Other liabilities                              2,657   (3,118)
							                                        	 ------   ------
    Total adjustments                            (5,945)  (9,375)
							                                        	 ------   ------
    Net cash used in operating activities        (5,194)  (8,608)
								                                         ------   ------
Cash flows from investing activities:
  Capital expenditures                             (934)  (1,372)
  Other                                            (106)      52
						                                        		 ------   ------
    Net cash used in investing activities        (1,040)  (1,320)
							                                        	 ------   ------
Cash flows from financing activities:
  Principal payments on long-term debt              (11)     (34)
  Proceeds under the revolving
       credit arrangement, net                    5,864   10,798
  Proceeds from exercised stock options              21        9
						                                        		 ------   ------
    Net cash provided
	by financing activities                          5,874   10,773
								                                         ------   ------
Effect of exchange rate changes on cash            (421)   1,236
						                                        		 ------   ------
Net increase (decrease) in cash                    (781)   2,081
Cash and cash equivalents
 at beginning of period                           4,416    5,456
							                                        	 ------   ------
Cash and Cash
  equivalents at end of period                   $3,635   $7,537
                                        								 ======   ======


Supplemental disclosures of cash flow information:
  Cash paid(received) during the period for:
   Interest                                        $453     $640
   Income taxes                                    $(17)    $757

See accompanying notes.



           Notes to Condensed Consolidated Financial Statements
                           Dollars in thousands
                               (unaudited)

     NOTE 1 - FINANCIAL INFORMATION

The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to or as permitted by such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended February 29, 1996.

The financial information included herein at May 31, 1996 and for the three month periods ended May 31, 1996 and May 31, 1995 is unaudited and, in the opinion of the Company, reflects all adjustments (which include normal recurring adjustments) necessary for the fair presentation of financial position as of that date and the results of operations for those periods.
The information in the condensed consolidated balance sheet as of February 29, 1996 was derived from the Company's audited financial statements for fiscal 1996.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                        							May 31,   February 29,
						                                          1996		      1996

  Raw material and
    fabricated parts                           $10,564     $11,894
  Work in process                                2,048       2,133
  Finished goods                                29,289      27,818
						                                         -------     -------
                                                41,901      41,845
  Less allowance to reduce
   to LIFO basis                                (2,511)     (2,230)
						                                         -------     -------
                                               $39,390     $39,615
                                     						    =======     =======

The allowance to reduce to LIFO basis approximates the excess of replacement cost over LIFO value.



NOTE 3 - INDEBTEDNESS AND LINES OF CREDIT

At May 31, 1996, the Company was not in compliance with the interest and rent coverage ratio and current ratio requirement in its multi-currency revolving credit facility or the fixed charge coverage ratio contained in the note agreement relating to its $15.0 million senior note. The
Company has received waivers as of May 31, 1996 (but not after), relating to the interest and rent coverage ratio and current ratio in the revolving credit facility and the fixed charge coverage ratio in the note agreement.
Based on current projections, however, it does not appear that the Company will be in compliance with these covenants during fiscal 1997, and as such the Company continues to classify the $15.0 million senior note as current. In the event of future non-compliance with specified ratios, the Company will be required to obtain waivers to avoid debt payment acceleration. The lenders under the revolving credit facility have stated that if a sale of the Company does not appear to be imminent within 45 days following July 10, 1996, it is their intent to restructure and secure such credit facilities.

NOTE 4 - MERGER/SUBSEQUENT EVENTS

On January 3, 1996, the Company and Recoton Corporation ("Recoton")jointly announced that Recoton had agreed to acquire the Company pursuant to an Agreement and Plan of Merger dated January 3, 1996 (the "Merger Agreement").
On January 30, 1996, May 1, 1996, May 10, 1996 and June 23, 1996,
respectively, the Merger Agreement was amended and restated (as so amended and restated, the "Fourth Amended and Restated Merger Agreement").

The Fourth Amended and Restated Merger Agreement provides for the acquisition of the Company by Recoton in a merger transaction pursuant to which Recoton would pay $11.00 per share in cash to the Company's stockholders other the Robert G. Shaw, President and Chief Executive Officer of the Company, and William Blair Leveraged Capital Fund, L.P., who would receive $8.90 per share in cash.

In connection with the merger transaction, on January 3, 1996, the Company and IJI Acquisition Corp. ("IJI Acquisition"), a company controlled by Mr. Shaw, entered into an Agreement for Purchase and Sale of the OEM
Business (the "OEM Agreement") relating to the original equipment manufacturing business of the Company (the "OEM Business"). The OEM
Agreement was subsequently amended and restated on May 1, 1996, May 10, 1996 and June 23, 1996 (as so amended and restated, the "Third Amended and Restated OEM Agreement"). The Third Amended and Restated OEM Agreement provides for the purchase of the OEM Business by IJI Acquisition for $18,405,000, subject to certain adjustments or modifications which may increase or decrease the purchase price.

On January 3, 1996, the Company and Recoton entered into an agreement
(the "AR Agreement"), pursuant to which Recoton acquired from the Company an exclusive world-wide license to and option to purchase all rights to the "Acoustic Research" and "AR" trademarks (collectively, the "AR Marks"), and the Company acquired an option to sell the AR Marks to Recoton under certain circumstances. Such agreement was amended, and a related escrow agreement was entered into, on or about May 9, 1996. On June 23, 1996, Recoton and the Company further amended and restated the AR Agreement to extend the license term until December 31, 2000, and to change the license fee, effective January 1, 1997, to the greater of $10,000 per month or four percent (4%) of net shipments.

Consummation of the merger transaction with Recoton, which has been approved by the boards of directors of the Company and Recoton, is subject to a number of conditions, including approval by the Company's stockholders and the simultaneous closing of the sale of the OEM Business. The Company intends to mail a definitive proxy statement to stockholders in connection with a special meeting currently expected to be held near the end of the second quarter of fiscal 1997 to approve the merger.

Subsequent to the announcement of the merger with Recoton in January 1996, the Company received unsolicited acquisition proposals from Emerson Radio
Corp.  ("Emerson"). A Special Committee of the Board of Directors of the
Company was formed to negotiate with respect to the Emerson and Recoton proposals. The Board of Directors of the Company, based upon the recommendation of the Special Committee, rejected the Emerson proposals and determined to proceed with the Recoton transaction as set forth in the Fourth Amended and Restated Merger Agreement. Emerson has indicated that it intends to solicit proxies for the purpose of opposing the merger transaction with Recoton.

On May 9, 1996 and May 22, 1996, respectively, separate stockholder actions were filed in Delaware state court against the Company and its affiliates and others seeking, among other things, to enjoin the merger on various grounds. The cases have been consolidated into one action. The Company believes that the complaints are without merit and intends to vigorously defend against this action.

On May 10, 1996, the Company filed an action in Federal District Court in
Chicago, Illinois against Emerson and its President for violations of proxy solicitation rules and for breach of a Confidentiality Agreement with the Company. On May 14, 1996, the court entered a temporary restraining order against Emerson and its President, enjoining them from (i) further solicitation of the Company's stockholders or their representatives until Emerson has filed a proxy statement with the Securities and Exchange
Commission which complies with the provision of Regulation 14A of the Securities Exchange Act of 1934; (ii) making further solicitation containing false or misleading statements of material fact or material omissions; and
(iii) disclosing confidential information in violation of the Confidentiality
Agreement. On May 20, 1996, Emerson filed a counterclaim in this action alleging that the Company and Mr. Shaw fraudulently induced Emerson to enter into the Confidentiality Agreement and failed to negotiate with Emerson in good faith. Emerson requested recission of the Confidentiality Agreement and such other equitable or damage relief as the court finds proper and an award of attorneys' fees and expenses. On May 23, 1996, the Federal District
Court and the parties agreed to proceed with the bidding process and Emerson agreed that the terms of the temporary restraining order would continue and the Company and Emerson agreed to suspend the prosecution of the litigation until the Company's Board had an opportunity to consider both the Emerson and Recoton proposals. The temporary restraining order entered by the Federal District Court has lapsed.

On July 2, 1996 Emerson filed an amended counterclaim and third party complaint in the Chicago Federal District Court making allegations similar to those in its original counterclaim and additional claims that Jensen and Mr. Shaw continued to mislead Emerson and negotiate in bad faith, with Recoton and WBLCF added as alleged co-conspirators with respect to such continuing conduct. The Company intends to vigorously pursue its claim against Emerson and to vigorously oppose the counterclaim.


The Company anticipates that the foregoing litigation matters will continue and that other similar claims may or could be brought in the future relating to the Recoton transaction and Emerson proposals. No assurance can be given as to the outcome or effect of any of the foregoing or any possible future litigation on the Company or the merger.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS AS OF MAY 31,1996
         ---------------------------------------------------------


Sales for the quarter ended May 31, 1996 decreased 3.8% versus the comparable fiscal 1996 quarter to $62.8 million from $65.3 million, due mainly to lower sales of certain Jensen/Advent car electronics products to mass merchandisers.

Consolidated gross profit as a percentage of sales was 28.3% for the first quarter of the year versus 27.3% for the prior year's comparable quarter.
Domestically, gross profit percentage increased to 24.3% from 23.8% as a result of improved margins on sales to automotive manufacturers due to favorable product mix changes and favorable manufacturing variances partially due to cost reductions. The gross margin percentage of the Company's European subsidiaries increased to 41.3% from 39.1% in the comparable prior year quarter primarily due to favorable product mix changes.

Consolidated selling, marketing, and administrative expenses decreased
$100,000 over the prior year's comparable quarter to $15.7 million. Included in administrative expense for the first quarter of fiscal 1997 were approximately $500,000 of charges for incremental professional and legal fees relating to merger activities of the Company. See further discussion of merger activities below (See Note 4 of the Notes to Condensed
Consolidated Financial Statements). These charges were substantially offset by lower warranty costs related to programs previously implemented by the Company.

Consolidated interest expense for the quarter decreased approximately
$100,000 as a result of lower average debt levels.

Net income per share for the quarter was $0.13 per share versus $0.13 per share for the prior year.

Liquidity and Capital Resources
- -------------------------------

Net working capital at May 31, 1996 increased $0.3 million to $30.4 million over the prior year end (at February 29, 1996). Accounts receivable increased by $10.7 million primarily reflecting higher sales for the three month period ended May 31, 1996 as compared to the three month period ended February 29, 1996. Short term debt increased $5.9 million, primarily to support higher receivable levels. Accrued liabilities increased by $2.3 million due mainly to higher than anticipated health insurance claims and increased accruals related to profit sharing and bonuses.

Borrowings under the multi-currency revolving credit facility were $19.9 million with remaining credit availability of $5.7 million as of May 31, 1996. The Company also maintains various short-term lines of credit through its European subsidiaries. Borrowings under these lines totaled $11.4 million at May 31, 1996.


At May 31, 1996, the Company was not in compliance with the interest and rent coverage ratio and current ratio requirement in its multi-currency revolving credit facility or the fixed charge coverage ratio contained in the note agreement relating to its $15.0 million senior note. The
Company has received waivers as of May 31, 1996 (but not after), relating to the interest and rent coverage ratio and current ratio in the revolving credit facility and the fixed charge coverage ratio in the note agreement.
Based on current projections, however, it does not appear that the Company will be in compliance with these covenants during fiscal 1997, and as such the Company continues to classify the $15.0 million senior note as current. In the event of future non-compliance with specified ratios, the Company will be required to obtain waivers to avoid debt payment acceleration. The lenders under the revolving credit facility have stated that if a sale of the Company does not appear to be imminent within 45 days following July 10, 1996, it is their intent to restructure and secure such credit facilities.

The Company believes that cash generated from operations and available borrowings under its credit agreements will be sufficient in fiscal 1997 for working capital and capital spending needs.



Merger Activities
- -----------------

The Company has entered into a definitive merger agreement with Recoton
Corporation pursuant to which Recoton will acquire the Company in an all cash merger transaction for $11.00 per share, except that Robert G. Shaw, President and Chief Executive Officer of the Company, and William Blair
Leveraged Capital Fund, L.P. will receive $8.90 per share. The merger is subject to various conditions, including stockholder approval and the sale of the Company's original equipment manufacturing business to a company controlled by Mr. Shaw. (See Note 4 of the Notes to Condensed Consolidated
Financial Statements).



                                 PART II

    Item 1.  Legal Proceedings
    --------------------------

On May 9, 1996, a stockholder of the Company filed an action in the Court of Chancery of the State of Delaware against its directors, Recoton, RC Acquisition Sub, a company controlled by Recoton, IJI Acquisition Corp.,
William Blair & Company and William Blair Leveraged Capital Fund, L.P.
("WBLCF") seeking to enjoin the merger. The complaint alleged (i) breaches of fiduciary duty by the Company's directors and affiliates of some of the directors by taking various actions, including approving and continuing to pursue the sale of the OEM Business to Mr. Shaw, refusing to pursue the allegedly higher priced Emerson proposal and imposing allegedly inappropriate asset lockups and termination fees; (ii) that all of the defendants have aided and abetted the alleged breaches of fiduciary duty; and
(iii) that various agreements of the Company with Recoton and others are invalid as a matter of Delaware law. The plaintiff requested temporary and permanent injunctive and declaratory relief, recission of various transactions, such other equitable or damage relief as the court finds proper and an award of attorneys' fees and expenses. After the Recoton transaction was enhanced on May 10, 1996, the plaintiff filed an amended complaint on May 15, 1996, making comparable and additional claims as to the enhanced Recoton transaction.

On May 20, 1996, a second stockholder of Jensen filed an action in the Court of Chancery of the State of Delaware against Jensen, its directors, Recoton and RC Acquisition, seeking to enjoin the merger. The complaint alleged (i) breaches of fiduciary duty by the Company's directors, including allegedly failing to act in good faith to negotiate with both Emerson and Recoton, rejecting an allegedly higher priced all cash transaction with Emerson and failing to act reasonably in order to obtain the best price in the sale of the Company; and (ii) that all of the defendants have aided and abetted the alleged breaches of fiduciary duty. The plaintiff requested that the lawsuit be maintained as a class action on behalf of all public stockholders and sought temporary and permanent injunctive and declaratory relief, recission of the merger should it occur, the establishment of a stockholders' committee to participate in the sale of the Company, the awarding of compensatory damages against the defendants, and such other and further relief as the court finds proper and an award of attorneys' fees and expenses.


The stockholder cases have been consolidated into a single action.  On July
8, 1996, an amended consolidated stockholder complaint was filed by the existing Delaware plaintiffs against the same defendants making claims similar to those previously made with additional allegations charging that the wrongful conduct continued through Jensen's acceptance of Recoton's latest offer and rejection of Emerson's latest offer. The Company believes the complaint is without basis in fact or law and based upon misleading information. The Company intends to oppose the litigation vigorously.


On May 10, 1996, the Company filed an action in Federal District Court in Chicago, Illinois against Emerson and its President for violations of proxy solicitation rules and for breach of a Confidentiality Agreement with the Company. On May 14, 1996, the court entered a temporary restraining order against Emerson and its President, enjoining them from (i) further solicitation of the Company's stockholders or their representatives until Emerson has filed a proxy statement with the Securities and Exchange
Commission which complies with the provision of Regulation 14A of the Securities Exchange Act of 1934; (ii) making further solicitation containing false or misleading statements of material fact or material omissions; and
(iii) disclosing confidential information in violation of the Confidentiality
Agreement. On May 20, 1996, Emerson filed a counterclaim in this action alleging that the Company and Mr. Shaw fraudulently induced Emerson to enter into the Confidentiality Agreement and failed to negotiate with Emerson in good faith. Emerson requested recission of the Confidentiality Agreement and such other equitable or damage relief as the court finds proper and an award of attorneys' fees and expenses. On May 23, 1996, the Federal District
Court and the parties agreed to proceed with the bidding process and Emerson agreed that the terms of the temporary restraining order would continue and the Company and Emerson agreed to suspend the prosecution of the litigation until the Company's Board had an opportunity to consider both the Emerson and Recoton proposals. The temporary restraining order entered by the Federal District Court has lapsed.

On July 2, 1996 Emerson filed an amended counterclaim and third party complaint in the Chicago Federal District Court making allegations similar to those in its original counterclaim and additional claims that Jensen and Mr. Shaw continued to mislead Emerson and negotiate in bad faith, with Recoton and WBLCF added as alleged co-conspirators with respect to such continuing conduct. The Company intends to vigorously pursue its claim against Emerson and to vigorously oppose the counterclaim.


The Company anticipates that the foregoing litigation matters will continue and that other similar claims may or could be brought in the future relating to the Recoton transaction and Emerson proposals. No assurance can be given as to the outcome or effect of any of the foregoing or any possible future litigation on the Company or the merger.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant) International Jensen Incorporated

                Date: July 12, 1996      /s/ Robert G. Shaw
				                                    	-----------------------------
                                         Robert G. Shaw, President and
                                         Chief Executive Officer

                Date: July 12, 1996      /s/ Marc T. Tanenberg
                                    					________________________________
                                         Marc T. Tanenberg, Secretary and
                                         Vice President - Finance
                                         (Chief Financial Officer)





ITEM 6. Exhibits and Reports on Form 8-K

    (A) Exhibits

        2.1 Fourth Amended and Restated Agreement and Plan of Merger among
            Recoton Corporation, RC Acquisition Sub, Inc.	 and International
            Jensen Incorporated dated as of January 3, 1996.*

        2.2 Third Amended and Restated Agreement for Purchase and Sale of the Assets of the OEM Business of International Jensen
            Incorporated by and to IJI Acquisition Corp. dated as of
		          January 3, 1996.*

        2.3 Amended and Restated Exclusive World-Wide License and Option
            to Sell and Option to Purchase Proprietary Rights entered into as of January 3, 1996, but executed June 23, 1996, between
         		 International Jensen Incorporated and Recoton Corporation. *

        2.4  Amended and Restated Escrow Agreement made as of May 1, 1996, between International Jensen Incorporated and Recoton
             Corporation, but executed on	 May 9, 1996.**

        2.5 Agreement dated as of May 9, 1996, between Recoton Corporation and International Jensen Incorporated. **

        2.6  Employment Agreement between RC Acquisition Sub, Inc., Robert
             G. Shaw, International Jensen Incorporated and Recoton
             Corporation.***

       11.1  Statement re: computation of per share earnings (filed herewith)

       27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


- --------------------------

            * Incorporated by reference to similarly numbered exhibit to the Company's Current Report on Form 8-K dated June 23,
                1996 and on file with the Securities and Exchange
                Commission.

            ** Incorporated by reference to similarly numbered exhibits to the Company's Current Report on Form 8-K dated May 9,
                1996 and on file with the Securities and Exchange
                Commission.

            *** Incorporated by reference to Exhibit 2.8 to the
                Company's report on Form 8-K dated May 1, 1996, and on file with the Securities and Exchange Commission.

    (B) Reports on Form 8-K

Reports on Form 8-K were filed on May 9, 1996, May 16, and July 8, 1996 reporting under Item 5, the agreement of Recoton Corporation to acquire the Company and certain related matters and simultaneous transactions.



